Form 10-Q/A
period 2021-06-30
Cytek Biosciences, Inc.
filed 2021-09-08
CIK 1831915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40632

CYTEK BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2547526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46107 Landing Pkwy Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 922-9835

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CTKB	The Nasdaq Global Select Market

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

As of August 31, 2021, there were 133,694,692 outstanding shares of the registrant’s common stock, par value $0.001 per share.

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Cytek Biosciences, Inc. (the “Company”) for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission on September 3, 2021 (the “Original Form 10-Q”), is being filed solely to correct an administrative error in the number of outstanding shares of the Company’s common stock, as of August 31, 2021, listed on the cover page. The cover page of this Amendment correctly states that the number of shares of common stock outstanding on August 31, 2021 was 133,694,692.

This Amendment is limited in scope to the correction described above and does not amend, update or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, we do not purport by this Amendment to update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits.

Number	Exhibit Title	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cytek Biosciences, Inc.

Date: September 8, 2021	By:	/s/ Wenbin Jiang, Ph.D.
Wenbin Jiang, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2021	By:	/s/ Patrik Jeanmonod
Patrik Jeanmonod
Chief Financial Officer
(Principal Financial and Accounting Officer)

4