Form 10-Q
period 2021-09-30
Cytek Biosciences, Inc.
filed 2021-11-12
CIK 1831915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-40632

CYTEK BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2547526
(State or other jurisdiction of incorporation or organization) 47215 Lakeview Blvd	(I.R.S. Employer Identification No.)
Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 922-9835

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CTKB	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, there were 133,725,908 outstanding shares of the registrant’s common stock, par value $0.001 per share.

i

PART I-FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Cytek Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$376,771	$165,231
Trade accounts receivable, net	29,450	16,990
Restricted cash	-	888
Inventories	27,511	23,018
Prepaid expenses and other current assets	6,094	2,495
Total current assets	439,826	208,622
Deferred income tax assets, noncurrent	7,378	7,378
Property and equipment, net	4,982	2,140
Goodwill	476	476
Intangible assets, net	361	274
Other noncurrent assets	1,297	1,089
Total assets	$454,320	$219,979
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$3,927	$2,944
Legal settlement liability, current	7,405	6,253
Accrued expenses	10,753	9,048
Other current liabilities	2,044	4,626
Deferred revenue, current	5,885	3,665
Total current liabilities	30,014	26,536
Legal settlement liability, noncurrent	12,633	10,959
Deferred revenue, noncurrent	7,741	3,456
Other noncurrent liabilities	737	737
Total liabilities	$51,125	$41,688
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock, $0.001 par value; 10,000,000 and 87,268,694 shares authorized, zero and 87,268, 694 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of zero and $199,230 as of September 30, 2021 and December 31, 2020, respectively.	-	194,319
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 1,000,000,000 and 153,329,500 authorized shares as of September 30, 2021 and December 31, 2020, respectively; 133,725,741 and 31,241,916 issued and outstanding shares as of September 30, 2021 and December 31, 2020, respectively.	125	23
Additional paid-in capital	420,600	6,491
Accumulated deficit	(18,415)	(22,607)
Accumulated other comprehensive income	570	65
Noncontrolling interest in consolidated subsidiary	315	-
Total stockholders’ equity (deficit)	$403,195	$(16,028)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$454,320	$219,979

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
(In thousands, except share and per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue, net:
Product	$32,191	$23,153	$83,567	$56,688
Service	2,185	1,943	5,489	5,532
Total revenue, net	34,376	25,096	89,056	62,220
Cost of sales:
Product	10,024	7,556	25,264	23,644
Service	3,075	1,924	8,284	6,315
Total cost of sales	13,099	9,480	33,548	29,959
Gross profit	21,277	15,616	55,508	32,261
Operating expenses:
Research and development	6,078	3,376	17,366	9,308
Sales and marketing	6,553	3,838	16,406	10,428
General and administrative	5,749	1,691	13,896	6,742
Total operating expenses	18,380	8,905	47,668	26,478
Income from operations	2,897	6,711	7,840	5,783
Other income (expense):
Interest expense	(441)	(2)	(1,249)	(3)
Interest income	12	3	31	105
Other income (expense), net	(393)	185	(1,128)	543
Total other income (expense), net	(822)	186	(2,346)	645
Income before income taxes	2,075	6,897	5,494	6,428
Provision for (benefit from) income taxes	655	357	1,302	(7,384)
Net income	$1,420	$6,540	$4,192	$13,812
Less: net income allocated to participating securities	(1,074)	(5,094)	(4,192)	(11,171)
Net income attributable to common stockholders, basic and diluted	$346	$1,446	$-	$2,641
Net income attributable to common stockholders per share, basic	$-	$0.05	$-	$0.09
Net income attributable to common stockholders per share diluted	$-	$0.05	$-	$0.09
Weighted-average shares used in calculating net income per share, basic	108,322,433	28,700,005	57,534,080	28,551,126
Weighted-average shares used in calculating net income per share, diluted	113,637,377	31,058,757	62,095,275	30,763,586
Comprehensive income:
Net income	$1,420	$6,540	$4,192	$13,812
Foreign currency translation adjustment, net of tax	34	145	505	49
Net comprehensive income	$1,454	$6,685	$4,697	$13,861

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable convertible				Additional		Accumulated other	Noncontrolling	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	income	subsidiary	equity (deficit)
Balances at December 31, 2020	87,268,694	$194,319	31,241,916	$23	$6,491	$(22,607)	$65	$-	$(16,028)
Exercise of stock options			533,540	1	195				196
Stock-based compensation					456				456
Foreign currency translation adjustment, net of tax							202		202
Net income						102			102
Noncontrolling interest								315	315
Balances at March 31, 2021	87,268,694	$194,319	31,775,456	$24	$7,142	$(22,505)	$267	$315	$(14,757)
Exercise of stock options			321,130	-	166				166
Stock-based compensation					667				667
Foreign currency translation adjustment, net of tax							269		269
Net income						2,670			2,670
Noncontrolling interest								-	-
Balances at June 30, 2021	87,268,694	$194,319	32,096,586	$24	$7,975	$(19,835)	$536	$315	$(10,985)
Exercise of stock options			411,060	-	264				264
Stock-based compensation					2,455				2,455
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs			13,949,401	14	215,675				215,689
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(87,268,694)	(194,319)	87,268,694	87	194,231				194,318
Foreign currency translation adjustment, net of tax							34		34
Net income						1,420			1,420
Noncontrolling interest								-	-
Balances at September 30, 2021	-	$-	133,725,741	$125	$420,600	$(18,415)	$570	$315	$403,195

	Redeemable convertible				Additional		Accumulated other	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	deficit
Balances at December 31, 2019	69,516,626	$74,653	28,397,955	$21	$443	$(42,018)	$(147)	$(41,701)
Exercise of stock options			97,801	1	12			13
Stock-based compensation					105			105
Foreign currency translation adjustment, net of tax							(77)	(77)
Net loss						(839)		(839)
Balances at March 31, 2020	69,516,626	$74,653	28,495,756	$22	$560	$(42,857)	$(224)	$(42,499)
Exercise of stock options			2,511	-	1			1
Stock-based compensation					109			109
Foreign currency translation adjustment, net of tax							(19)	(19)
Net income						8,111		8,111
Balances at June 30, 2020	69,516,626	$74,653	28,498,267	$22	$670	$(34,746)	$(243)	$(34,297)
Exercise of stock options			351,686	-	95			95
Stock-based compensation					126			126
Foreign currency translation adjustment, net of tax							145	145
Net income						6,540		6,540
Balances at September 30, 2020	69,516,626	$74,653	28,849,953	$22	$891	$(28,206)	$(98)	$(27,391)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$4,192	$13,812
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	557	445
Stock-based compensation	3,578	340
Gain on equity method investment	(40)	-
Provision for excess and obsolete inventory	333	1,199
Interest expenses for accretion of the legal settlement liabilities	1,215	-
Change in operating assets and liabilities:
Trade accounts receivable	(11,647)	(814)
Inventories	(4,838)	(5,421)
Prepaid expenses and other assets	(5,002)	(8,980)
Trade accounts payable	486	(1,663)
Accrued expenses and other liabilities	2,099	1,760
Legal settlement liabilities	1,612	1,700
Deferred revenue	6,637	1,137
Net cash (used in) provided by operating activities	(818)	3,515
Cash flows from investing activities:
Purchase of property and equipment	(3,068)	(1,344)
Payment for additional investment in Cytek Japan, net of cash acquired	371	-
Net cash used in investing activities	(2,697)	(1,344)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	-	4,082
Repayment of Paycheck Protection Program loan	(2,772)	(1,310)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	215,689	-
Proceeds from issuance of common stock upon exercise of stock options	625	108
Net cash provided by financing activities	213,542	2,880
Effect of exchange rate changes on cash, cash equivalents and restricted cash	625	(13)
Cash, cash equivalents and restricted cash:
Net increase in cash, cash equivalents and restricted cash	210,652	5,038
Cash, cash equivalents and restricted cash at beginning of period	166,119	30,490
Cash, cash equivalents and restricted cash at end of period	$376,771	$35,528
Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,238	$765
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$309	$-
Intangible asset in accrued expenses at period end	$90	$-

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

Initial Public Offering

In July 2021, the Company priced its initial public offering (“IPO”) of 13,949,401 shares of common stock, which included the full exercise by the underwriters of their option to purchase an additional 2,184,695 shares from the Company, at an initial public offering price of $17.00 per share for gross proceeds of $237.1 million, which resulted in net proceeds to the Company of approximately $215.7 million, after deducting underwriting discounts and commissions of approximately $17.3 million and offering-related transaction costs of approximately $5.3 million. In addition, certain selling stockholders offered and sold an additional 2,799,929 shares or common stock in the IPO. The Company did not receive any proceeds from the sale of such shares by the selling stockholders.

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

Principles of consolidation

The unaudited interim consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Limited (HK), Cytek Biosciences B.V. (Europe), Cytek (Shanghai) Biosciences Co., Ltd., Cytek Biosciences (Wuxi) Co., Ltd., Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. and its majority-owned subsidiary, Cytek Japan Kabushiki Kaisha (“Cytek Japan”). The noncontrolling interest is presented in stockholders’ equity (deficit) in the consolidated balance sheets and consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). All intercompany accounts and transactions have been eliminated in consolidation.

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

Unaudited interim consolidated financial statements

The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2021, and its results of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020, and the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020. The financial data and the other financial information contained in these notes to the unaudited interim consolidated financial statements related to the three and nine-month periods are also unaudited. The results of operations and comprehensive income for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s final prospectus dated July 22, 2021, filed with the SEC on July 23, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

COVID-19 pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The future impact of the COVID-19 pandemic remains uncertain as its global impact continues to rapidly evolve. In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has impacted, and may continue to impact, the Company’s manufacturing facilities (in Fremont, California and Wuxi, China) and its third-party manufacturers and suppliers, which could disrupt its supply chain or the availability or cost of materials. The effects of the public health directives and the Company’s work-from-home policies may negatively impact productivity, disrupt its business and delay Company’s operations, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in the Company’s operations could negatively impact business, results of operations and financial condition, including its ability to obtain financing. For the three and nine months ended September 30, 2021 and 2020, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and is not aware of any specific related event or circumstances that would require the Company to revise its estimates reflected in these unaudited interim consolidated financial statements.

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business and prospects. The extent to which the COVID-19 pandemic will further directly or indirectly impact its business, results of operations, financial condition, liquidity and research and development costs will depend on future developments that are highly uncertain, including variant strains of the virus, the degree of their vaccine resistance and as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects. In addition, the Company could see some limitations on employee resources that would otherwise be focused on its operation including but not limited to sickness of employees or their families, the desire of employees to avoid contact with large groups of people, and increased reliance on working from home. If the financial markets and/or the overall economy are adversely impacted for an extended period, the Company’s business, financial condition, results of operations and prospects may be adversely affected.

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

Foreign currency translation and transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the interim consolidated statements of operations and comprehensive income have been translated at the average exchange rate for the year or the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity (deficit). Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the interim consolidated statements of operations and comprehensive income.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

The Company’s cash and cash equivalents consist of money held in demand depositary accounts and money market funds. The carrying amount of cash and cash equivalents was $376.8 million and $165.2 million as of September 30, 2021 and December 31, 2020, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of September 30, 2021 and December 31, 2020.

The Company classifies restricted cash as current and noncurrent on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Cash	$15,743	$10,651
Money market funds	361,028	154,580
Restricted cash	-	888
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$376,771	$166,119

Trade accounts receivable, net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ respective financial conditions, the amounts of receivables in dispute and the current receivables aging and current payment patterns. To the extent identified, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company’s customers have primarily been large pharmaceutical companies, biopharmaceutical companies, leading academic research centers and clinical research organizations and therefore, the Company has not had any material write-offs or allowance for doubtful accounts for the presented periods. The following is a summary of the accounts receivables allowance for doubtful accounts for the nine months ended September 30, 2021 and year ended December 31, 2020 (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2019	$-
Addition during the period	175
Utilization of allowance for doubtful accounts	-
Balance at December 31, 2020	$175
Addition during the period	-
Utilization of allowance for doubtful accounts	(172)
Balance at September 30, 2021	$3

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s planned initial public offering, are capitalized, and will be offset against proceeds from the IPO upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed. On July 27, 2021, the Company completed the IPO; accordingly, the Company recognized the initial public offering costs of approximately $5.3 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. Accordingly, there were no deferred offering costs as of September 30, 2021. As of December 31, 2020 there were no capitalized deferred offering costs.

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

Advertising costs

The cost of advertising, marketing and media is expensed as incurred. For the three and nine months ended September 30, 2021, advertising, marketing and media expenses totaled $513,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2020, the advertising, marketing, and media expenses totaled $215,000 and $705,000, respectively.

Stock-based compensation

The Company maintains an equity incentive compensation plan under which incentive stock options and nonqualified stock options to purchase common stock, and restricted stock units for common stock, are granted to employees and non-employee consultants. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The fair value of stock options granted to employees is estimated using the Black-Scholes option pricing model. The Company records forfeitures as they occur. The weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented are:

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). Topic 606 and its related amendments supersede Revenue Recognition (Topic 605), issued in June 2010, and provides principles for recognizing revenue for goods and services in a manner consistent with the transfer of control of those goods and services to the customer. The Company adopted the requirements of Topic 606 using the modified retrospective method on January 1, 2018 with such adoption not having a material impact to the Company’s unaudited interim consolidated financial statements. Under the modified retrospective method, this guidance is applied to those contracts that were not completed as of January 1, 2019, with no restatement of contracts that were commenced and completed within fiscal years prior to January 1, 2019, and the prior period comparable financial information continues to be presented under the guidance of ASC 605, Revenue Recognition (“ASC 605”).

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

4.
Revenue from contracts with customers

Disaggregation of revenue

The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Sales channel mix
Direct sales channel	$30,841	$21,200	$76,406	$53,237
Distributor channel	3,535	3,896	12,650	8,983
Total revenue, net	$34,376	$25,096	$89,056	$62,220

Customer mix
Academia and government	$18,593	$10,589	$42,463	$31,501
Biotechnology, pharmaceutical, distributor and contract research organizations	15,783	14,507	46,593	30,719
Total revenue, net	$34,376	$25,096	$89,056	$62,220

Revenue by geographical markets is presented in Note 20 Geographic areas.

Remaining performance obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2021 (in thousands):

(unaudited)	Less than 1 year	Greater than 1 year	Total
Product revenue	341	-	341
Service revenue	5,544	7,741	13,285
Total revenue	$5,885	$7,741	$13,626

Contract balances

The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Trade accounts receivable	$29,450	$16,990
Contract liabilities:
Deferred revenue	$13,626	$7,121
Customer deposits, which are included in 'Other current liabilities'	562	624
Total contract liabilities	$14,188	$7,745

The following provides a rollforward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2019	$5,253
Revenue recognized	(10,678)
Revenue deferred	13,170
Balance at December 31, 2020	$7,745
Revenue recognized	(11,585)
Revenue deferred	18,028
Balance at September 30, 2021	$14,188

5.
Balance sheet details

Inventories

The following table shows the components of inventory (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$15,366	$12,882
Work in progress	1,990	3,135
Finished goods	10,155	7,001
Total inventories	$27,511	$23,018

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Prepaid expenses:
Prepaid inventory	$286	$29
Prepaid rent	228	162
Prepaid insurance	2,975	55
Other	1,137	690
Other current assets:
Tax refund receivable	1,373	1,114
Other	95	445
Total prepaid expenses and other current assets	$6,094	$2,495

Accrued expenses

The following table shows the components of accrued expenses (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Accrued expenses:
Accrued compensation and related benefits	$6,617	$5,563
Professional service fees	1,199	359
Purchases	1,174	2,065
Product warranty	1,646	969
Other	117	92
Total accrued expenses	$10,753	$9,048

For the product warranty analysis refer to Note 18.

Other current liabilities

The following table shows the components of other current liabilities (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Other current liabilities:
Customer deposits	$562	$624
Paycheck Protection Program loan (Note 15)	-	2,772
Income tax payable	493	468
Sales and use tax payable	649	566
Other	340	196
Total other current liabilities	$2,044	$4,626

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

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2020	(level 1)	(level 2)	(level 3)

Assets:
Money market funds	$154,580	$154,580	$-	$-
Total	$154,580	$154,580	$-	$-

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	September 30,	assets	inputs	inputs
	2021	(level 1)	(level 2)	(level 3)

Assets:
Money market funds	$361,028	$361,028	$-	$-
Total	$361,028	$361,028	$-	$-

The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

7.
Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Laboratory equipment	$2,146	$1,396
Leasehold improvements	1,476	1,108
Construction in progress	2,060	-
Office and computer equipment	517	372
Furniture and fixtures	273	198
Total property and equipment	6,472	3,074
Less: accumulated depreciation	(1,490)	(934)
Property and equipment, net	$4,982	$2,140

Total depreciation expense for the three and nine months ended September 30, 2021 was $192,000 and $553,000, respectively. The total depreciation expense for the three and nine months ended September 30, 2020 was $163,000 and $381,000, respectively.

8.
Goodwill and intangible assets, net

There were no changes in goodwill for the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020.

The following table shows the components of intangible assets, net (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Patents and trademarks	$379	$288
IP license	476	476
Total intangible assets	855	764
Less: accumulated amortization	(494)	(490)
Intangible assets, net	$361	$274

Total amortization expense for the three and nine months ended September 30, 2021 was approximately $2,000 and $4,000, respectively. Total amortization expense for the three and nine months ended September 30, 2020 was $16,000 and $64,000 respectively.

9.
Legal settlement liability

On February 13, 2018, Becton, Dickinson, and Company (“BD”) filed a lawsuit against the Company alleging trade secret misappropriation and copyright infringement. On October 6, 2020, the Company entered into a Settlement, License and Equity Issuance Agreement with BD pursuant to which the Company and BD agreed to a mutual release of all claims against each other as of the date thereof (the “BD Agreement”). Additionally, BD granted Cytek a non-exclusive, irrevocable, perpetual, worldwide and non-transferrable license to certain BD patents and covenanted that it would not enforce or permit or encourage the enforcement of BD patents against Cytek or its affiliates in connection with the development, manufacture, use, importation, offer for sale or sale of its then-current instruments. In exchange, the Company agreed that Cytek and its affiliates would not dispute or challenge in a legal proceeding the validity, enforceability or scope of the applicable BD patent claims and agreed to make certain payments to BD, including (i) a one-time upfront payment of $2.0 million, (ii) a low single digit royalty payment for ten years, based on net sales of certain of its products, (iii) $6.0 million milestone payment upon the occurrence of a certain sales threshold, and (iv) a specified payment upon the closing of a change of control transaction, if any. The Company also issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020 in connection with the BD settlement. As of September 30, 2021, it was probable that the specified sales milestone would be achieved within 3 months.

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

The Company recorded $940,000 and $2.4 million product cost of sales related to royalty expense for the three and nine months ended September 30, 2021, respectively, and $729,000 and $1.7 million product cost of sales for the three and nine months ended September 30, 2020, respectively. The Company recorded $441,000 and $1.2 million of interest expense for the three and nine months ended September 30, 2021, respectively, and $2,000 and $3,000 of interest expense for the three and nine months ended September 30, 2020, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $20.0 million and $17.2 million as of September 30, 2021 and December 31, 2020, respectively, and will record licensing expense in future periods.

The following table shows the components of the legal settlement liability (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Current:
Legal settlement liability	$7,405	$6,253
Noncurrent:
Legal settlement liability	12,633	10,959
Total legal settlement liability	$20,038	$17,212

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

11.
Common stock

As of September 30, 2021, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

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

Stock Plans

As of September 30, 2021, the Company had three stock-based compensation plans (the “Plans”) which are described below.

2015 Equity Incentive Plan

In March 2015, the Board approved the 2015 Equity Incentive Plan (“2015 Plan”), which provided for the granting of stock options to employees, directors and consultants of the Company. As of September 30, 2021 the total number of shares of common stock available for issuance under the 2015 Plan was 5,792,529 shares. As of the effective date of the 2021 Plan described below, the 2015 Plan was terminated and no further stock awards will be granted pursuant to the 2015 Plan. Outstanding stock options granted under the 2015 Plan will continue to be governed by the provisions of the 2015 Plan until the earlier of the stock option’s expiration or exercise.

2021 Equity Incentive Plan

In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the Company’s initial public offering. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of September 30, 2021, the total number of shares of common stock available for issuance under the 2021 Plan was 15,167,837 shares.

2021 Employee Stock Purchase Plan

In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the Company’s initial public offering. The Company reserved 2,000,000 shares of common stock for future issuance under the ESPP. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of September 30, 2021, none of the shares have been purchased under the ESPP plan.

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

12.
Stock-based compensation plan

The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2020	6,174,778	$0.67	7.79	$11,405
Options granted	4,315,589	12.97
Options exercised	(1,265,730)	0.50
Options forfeited	(294,726)	2.58
Options expired	(5,375)	1.32
Balance as of September 30, 2021	8,924,536	$6.58	8.31	$14,597
Options unvested as of September 30, 2021	6,001,978	$9.55	9.31	$82,765
Options exercisable as of September 30, 2021	2,922,558	$0.47	6.25	$66,832

The weighted-average grant date fair value of options granted during the three months ended September 30, 2021 and 2020 was $12.56 and $0.65 per share, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $10.43 and $0.62 per share, respectively.

The total fair value of options vested during each of the three months ended September 30, 2021 and 2020 was $323,000 and $191,000, respectively. The total fair value of options vested during each of the nine months ended September 30, 2021 and 2020 was $628,000 and $297,000, respectively.

There was $42.7 million and $1.3 million of unrecognized stock-based compensation expense related to unvested stock options as of September 30, 2021 and 2020, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.23 years and 2.64 years as of September 30, 2021 and 2020, respectively.

The Company currently uses authorized and unissued shares to satisfy option exercises.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of September 30, 2021.

Stock-based compensation expense

The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of sales	$559	$38	$791	$107
Research and development	698	28	1,002	67
Sales and marketing	478	38	781	105
General and administrative	720	22	1,004	61
Total stock-based compensation	$2,455	$126	$3,578	$340

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.08	6.02	6.05	6.00
Expected volatility	89.83%	85.20%	90.07%	80.54%
Risk-free interest rate	0.88%	0.36%	0.95%	0.75%
Dividend yield	—	—	—	—

13.
Employee benefit plan

401(k) retirement savings plan

The Company currently maintains a 401(k) retirement savings plan the covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $205,000 and $572,000 for the three and nine months ended September 30, 2021, respectively, and $159,000 and $432,000 for the three and nine months ended September 30, 2020, respectively.

14.
Income taxes

The Company's effective tax rate from continuing operations was 31.6% and 23.7% for the three and nine months ended September 30, 2021, respectively, and 5.2% and (114.9)% for the three and nine months ended September 30, 2020, respectively. The Company's mix of earnings between various taxing jurisdictions caused the quarterly and year-to-date effective tax rate to be different from the U.S. federal statutory tax rate.

15.
Commitments and contingencies

Lease agreements

The Company leases office facilities under various non-cancelable leases that expire at various dates. Under certain leases, the Company is responsible for expenses related to operations, maintenance, repairs, and management fees that are accounted for as operating leases.

The following table shows the future minimum lease payments for the operating leases as of September 30, 2021 (in thousands):

Operating leases
(unaudited)
Remainder of 2021	$1,760
2022	2,104
2023	2,453
2024	2,208
2025	2,145
Thereafter	6,734
Total future minimum lease payments	$17,404

Rent expense totaled $442,000 and $1.3 million for the three and nine months ended September 30, 2021, respectively, and $335,000 and $909,000 for the three and nine months ended September 30, 2020, respectively.

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

16.
Investment in Cytek Japan

In May 2019, the Company jointly formed Cytek Japan with TOMY Digital Biology (“TOMY”). Cytek Japan was created for the purpose of expanding the Company’s presence in Japan. The Company and TOMY each purchased $46,000 of common stock of Cytek Japan. The Company previously accounted for its 50% interest in Cytek Japan as an equity method investment. The Company recorded $40,000 for its proportionate share of Cytek Japan’s earnings prior to its additional investment, which is included in other income (expense), net in the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2021.

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

17.
Related party transactions

In February 2017, the Company entered into an agreement with a third-party manufacturing company whereby an executive officer of the Company was also a member of the third-party manufacturer’s board of directors. The executive officer of the Company resigned from the third-party manufacturer’s board of directors in February 2020. During the nine months ended September 30, 2020, the Company paid the third-party manufacturing company $229,000 for the purchase of inventory. As of December 31, 2020, the Company’s open balance was $41,000 and is reflected in trade accounts payable and accrued expenses. As of September 30, 2021, there are no open balances to the third-party manufacturing company.

18.
Product warranty

The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Balance, beginning of the period	$969	$734
Accrual for current year warranties	2,841	1,506
Warranty cost incurred	(2,164)	(1,271)
Balance, end of period	$1,646	$969

19.
Net income attributable to common stockholders per share

The following table sets forth the computation of the Company’s basic and diluted net income attributable to common stockholders per share for the three and nine months ended September 30, 2021 and 2020 (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net Income	$1,420	$6,540	$4,192	$13,812
Less: net income allocated to participating securities	(1,074)	(5,094)	(4,192)	(11,171)

Net income attributable to common stockholders, basic and diluted	$346	$1,446	$-	$2,641

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	108,322,433	28,700,005	57,534,080	28,551,126
Effect of stock options	5,314,945	2,358,752	4,561,195	2,212,461
Weighted-average common shares outstanding, attributable to common stockholders, diluted	113,637,377	31,058,757	62,095,275	30,763,586

Net income per share attributable to common stockholders, basic	$0.003198	$0.050354	$-	$0.092443
Net income per share attributable to common stockholders, diluted	$0.003048	$0.046530	$-	$0.085794

20.
Geographic areas

The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(unaudited)	2021	2020	2021	2020
United States	$23,980	$15,466	$54,579	$42,126
EMEA	6,179	7,152	23,482	13,097
APAC	2,801	2,482	9,447	6,644
Other	1,416	(4)	1,548	353
Total revenue, net	$34,376	$25,096	$89,056	$62,220

EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and South America.

For the three and nine months ended September 30, 2021 and 2020, the Company had no major customers.

As of September 30, 2021 and December 31, 2020, the Company’s long-lived assets by geographic area were as follows (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
United States	$3,087	$568
APAC	1,895	1,572
Total	$4,982	$2,140

As of September 30, 2021 and December 31, 2020, substantially all of the Company’s long-lived assets were located in the United States and in Wuxi, China.

21.
Subsequent events

Acquisition

On November 2, 2021, the Company completed the acquisition of the cell analysis business of Tonbo Biotechnologies Corporation for an aggregate consideration of $17 million. The acquired assets include a portfolio of life science research reagents related to cell preparation, flow cytometry, molecular immunology/polymerase chain reaction and cell culture covering application areas across immunology, apoptosis and immunoprofiling.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the Securities Act), for our initial public offering (IPO). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Cytek Biosciences, Inc.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed over 970 instruments—primarily comprised of our Aurora and Northern Lights systems—to over 620 customers around the world, including the largest pharmaceutical companies, over 125 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we began shipping the Aurora cell sorter (“Aurora CS”), which uses our FSP technology to further broaden our potential applications across cell analysis.

We manufacture our instruments in our facilities in Fremont, California and in Wuxi, China. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.

Our total revenue increased by 37% to $34.4 million and by 43% to $89.1 million in the three and nine months ended September 30, 2021, respectively, as compared to $25.1 million and $62.2 million in the three and nine months ended September 30, 2020, respectively, primarily due to sales of our Aurora and Northern Lights systems.

To date, we have adopted a direct sales model in North America, Europe and China, and sell our products through third-party distributors in Asia (ex-China), certain regions of Europe, South America, the Middle East, and Africa. Revenue from direct sales represented 90% and 86% of total revenue for the three and nine months ended September 30, 2021, respectively, and revenue from distributors represented 10% and 14% of total revenue for the three and nine months ended September 30, 2021, respectively.

We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $6.1 million and $17.4 million for the three and nine months ended September 30, 2021, respectively, and $3.4 million and $9.3 million for the three and nine months ended September 30, 2020, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in sales of our Aurora and Northern Lights instruments and our Aurora CS cell sorter, as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $6.6 million and $16.4 million for the three and nine months ended September 30, 2021, respectively, and $3.8 million and $10.4 million for the three and nine months ended September 30, 2020, respectively.

Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.

We have incurred net losses in each year except for the year ended December 31, 2020 and for the three and nine months ended September 30, 2021 when we are in a net income position. Our net income was $1.4 million and $4.2 million for the three and nine months ended September 30, 2021, respectively, and our net income was $6.5 million and $13.8 million for the three and nine months ended September 30, 2020, respectively. The change for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 resulted primarily from expenses driven by an increase in headcount and salaries, expenses related to our IPO, and efforts in research and development and marketing initiatives.

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

Global customer adoption

Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. As part of this effort, we increased our direct sales force by 57% and 46% in the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020. We intend to continue increasing our workforce in line with our growth.

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

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Dollar Change	2021	2020	Dollar Change
( In thousands)
Sales channel mix
Direct sales channel	$30,841	$21,200	$9,641	$76,406	$53,237	$23,169
Distributor channel	3,535	3,896	(361)	12,650	8,983	3,667
Total revenue, net	$34,376	$25,096	$9,280	$89,056	$62,220	$26,836
Customer mix
Academia and government	$18,593	$10,589	$8,004	$42,463	$31,501	$10,962
Biotechnology, pharmaceutical, distributor and CRO	15,783	14,507	1,276	46,593	30,719	15,874
Total revenue, net	$34,376	$25,096	$9,280	$89,056	$62,220	$26,836

Distributors typically sell to end customers identified in other customer categories.

The table below sets forth our cumulative instruments shipped as of the dates presented:

	December 31,	March 31,	June 30,	September 30,
	2020	2021	2021	2021
Instruments shipped	657	751	855	970

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

We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $34.4 million and $25.1 million for the three months ended September 30, 2021 and 2020, respectively, and $89.1 million and $62.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Results of operations

Comparison of the three and nine months ended September 30, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our interim consolidated results of operations and comprehensive income data for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenue, net:
Product	$32,191	$23,153	$83,567	$56,688
Service	2,185	1,943	5,489	5,532
Total revenue, net	34,376	25,096	89,056	62,220
Cost of sales:
Product	10,024	7,556	25,264	23,644
Service	3,075	1,924	8,284	6,315
Total cost of sales	13,099	9,480	33,548	29,959
Gross profit	21,277	15,616	55,508	32,261
Operating expenses:
Research and development	6,078	3,376	17,366	9,308
Sales and marketing	6,553	3,838	16,406	10,428
General and administrative	5,749	1,691	13,896	6,742
Total operating expenses	18,380	8,905	47,668	26,478
Income (loss) from operations	2,897	6,711	7,840	5,783
Other income (expense):
Interest expense	(441)	(2)	(1,249)	(3)
Interest income	12	3	31	105
Other income (expense), net	(393)	185	(1,128)	543
Income (loss) before income taxes	2,075	6,897	5,494	6,428
Provision for (benefit from) income taxes	655	357	1,302	(7,384)
Net income	$1,420	$6,540	$4,192	$13,812
Foreign currency translation adjustment, net of tax	34	145	505	49
Net comprehensive income	$1,454	$6,685	$4,697	$13,861

Total revenue, net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Revenue, net
Product	$32,191	$23,153	$9,038	39%	$83,567	$56,688	$26,879	47%
Service	2,185	1,943	242	12%	5,489	5,532	(43)	-1%
Total revenue, net	$34,376	$25,096	$9,280	37%	$89,056	$62,220	$26,836	43%

Total revenue, net increased by $9.3 million, or 37%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Total revenue, net increased by $26.8 million, or 43%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in revenue was primarily driven by an increase in product revenue due to higher unit sales of our Aurora, Aurora Cell Sorter, and Northern Lights systems and an increase in the average blended selling price due to product mix.

Product revenue increased by $9.0 million, or 39%, to $32.2 million, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Product revenue increased by $26.9 million, or 47%, to $83.6 million, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase in our instrument sales due to higher unit sales of our Aurora, Aurora Cell Sorter, and Northern Lights systems and an increase in the average blended selling price due to product mix.

Service revenue increased by $242,000, or 12%, to $2.2 million, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Service revenue decreased by $43,000, or 1%, to $5.5 million, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in service revenue for the three months ended September 30, 2021 was related primarily to instruments coming off warranty and transitioning to service contracts. The decrease in service revenue for the nine months ended September 30, 2021 was driven by reduced service contract revenue associated with non-Cytek instruments. While we have historically performed maintenance services and support functions for non-Cytek instruments, we ceased sales of service contracts for non-Cytek instruments as of January 1, 2021 while continuing to honor pre-existing multi-year service contracts. We perform on-demand professional services to support non-Cytek instruments provided that resources are available. As a result of our decision to no longer service non-Cytek instruments, revenue associated with service contracts for non-Cytek instruments decreased in the nine months ended September 30, 2021. Our strategy was to shift resources in anticipation of the increasing demand for our Aurora and Northern Lights instruments, and to allow us to fully support our instruments when they come out of warranty.

Total cost of sales, gross profit and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Cost of sales:
Product	$10,024	$7,556	$2,468	33%	$25,264	$23,644	$1,620	7%
Service	3,075	1,924	1,151	60%	8,284	6,315	1,969	31%
Total cost of sales	$13,099	$9,480	$3,619	38%	$33,548	$29,959	$3,589	12%
Gross profit	$21,277	$15,616	$5,661	36%	$55,508	$32,261	$23,247	72%
Gross margin	62%	62%			62%	52%

Total cost of sales increased by $3.6 million, or 38%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased by $3.6 million, or 12%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This is primarily due to more instruments shipped and increased service headcount, offset by lower inventory write-downs as a result of operational efficiencies.

Gross profit margin was 62% as a percent of total revenue for the three months ended September 30, 2021 and 2020, and improved 1,000 basis point to 62% from 52% as a percent of total revenue for the nine months ended September 30, 2021 and 2020, respectively. The increase is primarily due to an increase of core instruments delivered to customers, an increase in the average blended selling price, lower inventory write-downs, and an improved product mix for the three and nine months ended September 30, 2021.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Product:
Revenue	$32,191	$23,153	$9,038	39%	$83,567	$56,688	$26,879	47%
Cost of sales	10,024	7,556	2,468	33%	25,264	23,644	1,620	7%
Product gross profit	$22,167	$15,597	$6,570	42%	$58,303	$33,044	$25,258	76%
Gross margin	69%	67%			70%	58%

Service:
Revenue	$2,185	$1,943	$242	12%	$5,489	$5,532	$(43)	-1%
Cost of sales	3,075	1,924	1,151	60%	8,284	6,315	1,969	31%
Service gross profit	$(890)	$19	$(909)	-4784%	$(2,795)	$(783)	$(2,012)	257%
Gross margin	-41%	1%			-51%	-14%

While we have seen a significant increase in total gross profit margin, the gross profit margin of our service revenue has decreased from 1% and (14)% in the three and nine months ended September 30, 2020, respectively, to (41)% and (51)% in the three and nine months ended September 30, 2021, respectively. This was due to an increase in personnel-related expenses due to an increase in headcount. The decrease was also driven by reduced service contract revenue consistent with our expectations after not renewing contracts on non-Cytek instruments.

Operating expenses

Research and development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Research and development	$6,078	$3,376	$2,702	80%	$17,366	$9,308	$8,058	87%

Research and development expenses were $6.1 million for the three months ended September 30, 2021 as compared to $3.4 million for the three months ended September 30, 2020. The increase of $2.7 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses including stock-based compensation of $671,000.

Research and development expenses were $17.4 million for the nine months ended September 30, 2021 as compared to $9.3 million for the nine months ended September 30, 2020. The increase of $8.1 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses of $4.8 million, which includes stock-based compensation of $936,000, and a $2.2 million increase in engineering expenses related to cell sorter and reagent developments.

We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.

Sales and marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Sales and marketing	$6,553	$3,838	$2,715	71%	$16,406	$10,428	$5,978	57%

Sales and marketing expenses were $6.6 million for the three months ended September 30, 2021 as compared to $3.8 million for the three months ended September 30, 2020. The increase of $2.7 million was primarily due to an increase in headcount, commissions, and personnel-related expenses of $2.0 million, which includes stock-based compensation of $440,000. The increase in personnel-related costs was primarily due to increased commissions, headcount, and stock-based compensation. There was also an increase in advertising and marketing activities of $268,000.

Sales and marketing expenses were $16.4 million for the nine months ended September 30, 2021 as compared to $10.4 million for the nine months ended September 30, 2020. The increase of $6.0 million was primarily due to an increase in headcount, commissions, and other personnel-related expenses of $5.0 million, which includes stock-based compensation of $675,000. There was also an increase in advertising and marketing activities of $448,000 and outside services of $402,000.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.

General and administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
General and administrative	$5,749	$1,691	$4,058	240%	$13,896	$6,742	$7,154	106%

General and administrative expenses were $5.7 million for the three months ended September 30, 2021 as compared to $1.7 million for the three months ended September 30, 2020. The increase of $4.0 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs, professional fees relating to our IPO, and infrastructure services to support the growth of our overall operations. The increase in personnel-related costs was primarily due to increased headcount and stock-based compensation of $698,000.

General and administrative expenses were $13.9 million for the nine months ended September 30, 2021 as compared to $6.7 million for the nine months ended September 30, 2020. The increase of $7.2 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs of $2.7 million, which includes stock-based compensation of $943,000, professional fees relating to our IPO of $3.1 million, and increased infrastructure costs of 2.6 million to support the growth of our overall operations. This increase is partially offset by $1.4 million litigation legal expenses decrease.

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

Interest expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Interest expense	$(441)	$(2)	(439)	n/m	$(1,249)	$(3)	(1,246)	n/m

Interest expense was $441,000 and $1.2 million for the three and nine months ended September 30, 2021. This was due to the accretion of the present value discount related to the settlement agreement entered into with Becton, Dickinson and Company (“BD”). See Note 15 included in the notes to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Interest income	$12	$3	9	300%	$31	$105	(74)	-70%

Interest income was $12,000 for the three months ended September 30, 2021 as compared to $3,000 for the three months ended September 30, 2020. Interest income was $31,000 for the nine months ended September 30, 2021 as compared to $105,000 for the nine months ended September 30, 2020. The decrease of $74,000 in interest income for the nine months ended September 30, 2021 was the result of lower interest earned on our cash and short-term deposits due to a decline in interest rates as compared to nine months ended September 30, 2020.

Other income (expense), net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Other income (expense), net	$(393)	$185	(578)	-312%	$(1,128)	$543	(1,671)	-308%

Other expense, net was $393,000 for the three months ended September 30, 2021 as compared to Other income of $185,000 for the three months ended September 30, 2020. The net change of $578,000 was primarily the result of the net impact of foreign exchange gains and losses during the three months ended September 30, 2021.

Other expense, net was $1.1 million for the nine months ended September 30, 2021 as compared to Other income of $543,000 for the nine months ended September 30, 2020. The net change of $1.7 million was the result of increased foreign currency losses on transactions and remeasurement during the nine months ended September 30, 2021.

Income Taxes

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2021	2020	Amount	%	2021	2020	Amount	%
Provision for (benefit from) income tax	$655	$357	298	83%	$1,302	$(7,384)	8,686	-118%

Provision for income tax was $655,000 for the three months ended September 30, 2021 as compared to $357,000 for the three months ended September 30, 2020. Provision for income tax was $1.3 million for the nine months ended September 30, 2021 as compared to an income tax benefit of $7.4 million for the nine months ended September 30, 2020.

The net change of $298,000 and $8.7 million for the three and nine months ended September 30, 2021, respectively, was the result of a United States income tax valuation allowance release of $8.1 million in the second quarter of fiscal 2020 and an increase in state income tax from higher taxable sales in the three and nine months ended September 30, 2020.

Liquidity and capital resources

Overview

To date, our primary sources of capital have been through sales of our securities, revenue from the sale of our products and services. As of September 30, 2021 and December 31, 2020, we had approximately $376.8 million and $165.2 million, respectively, in cash and cash equivalents, which were primarily held in U.S. short-term bank deposit accounts and money market funds.

Funding requirements

We anticipate continuing to expend significant amounts of cash for fixed assets in the foreseeable future as we continue to invest in research and development of our product offerings, commercialization of new products and services, and expansion into new markets. Our future capital requirements will depend on many factors including our revenue, research and development efforts, the new and continued impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, as well as our manufacturing operations, the expansion of sales and marketing and the introduction of new products. We have entered into, and may in the future enter into, arrangements to acquire or invest in businesses, services and technologies, and any such acquisitions or investments could significantly increase our capital needs.

We currently anticipate making additional capital expenditures during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and investment in research and development, as well as spend associated with the expansion of our facilities in Wuxi, China.

Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. In July 2021, we completed our IPO, which resulted in net proceeds to us of approximately $215.7 million.

Sources of liquidity

We have financed our operations primarily through sales of our securities. In July 2021, we completed our IPO, which resulted in net proceeds to us of approximately $215.7 million. We have also benefited from operating cash flows from the sale of our products and services.

On May 7, 2020, we received loan proceeds in the amount of approximately $4.1 million under the PPP. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. On May 4, 2021, we fully repaid the PPP loan.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(818)	$3,515
Investing activities	(2,697)	(1,344)
Financing activities	213,542	2,880
Effect of exchange rate changes on cash, cash equivalents and restricted cash	625	(13)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$210,652	$5,038

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $0.8 million. Net income was $4.2 million; we also incurred non-cash stock-based compensation expense, interest expenses for accretion of the legal settlement liabilities, and depreciation and amortization of $3.6 million, $1.2 million, and $0.6 million, respectively. Usage of cash included an increase of trade accounts receivable of $11.6 million due to an increase in sales, an increase in prepaid expenses and other assets of $5.0 million and an increase in inventories of $4.8 million. This was partially offset by an increase in deferred revenue of $6.6 million, an increase in the legal settlement liability of $1.6 million, an increase in accrued expenses and other liabilities of $2.1 million, and an increase in trade accounts payable of $486,000.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $3.5 million consisting primarily of our net income of $13.8 million, an increase in accrued expenses and other liabilities of $1.8 million, an increase in the legal settlement liability of $1.7 million, and an increase of deferred revenue of $1.1 million. This was partially offset by an increase in prepaid expenses and other assets of $9.0 million, an increase in inventories of $5.4 million and an increase in trade accounts receivable of $0.8 million directly attributable to increased sales, and an increase in trade accounts payable of $1.7 million.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $2.7 million driven by an increase in purchases of property and equipment of $3.1 million partially offset by the payment for the additional investment in Cytek Japan, net of cash acquired of $371,000. See Note 16 included in the notes to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Net cash used in investing activities during the nine months ended September 30, 2020 was $1.3 million primarily driven by an increase in purchases of property and equipment.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $213.5 million primarily driven by our IPO, which resulted in net proceeds to us of approximately $215.7 million.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $2.9 million primarily driven by the cash received from the PPP loan.

Contractual Obligations and Commitments

During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our final prospectus filed with the SEC on July 23, 2021 pursuant to Rule 424(b)(4) under the Securities Act, for our IPO.

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

Critical accounting policies, significant judgments and use of estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in our final prospectus filed with the SEC on July 23, 2021 pursuant to Rule 424(b)(4) under the Securities Act for our IPO. There were no material changes to our critical accounting policies during the nine months ended September 30, 2021.

Recently adopted accounting pronouncements

See Note 2 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

JOBS Act accounting election and smaller reporting company status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, as an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies.

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

Interest rate risk

The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2021, we had cash and cash equivalents of $376.8 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates below 1%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of September 30, 2021.

Material Weakness

Prior to the completion of our IPO in July 2021, we were a private company with limited accounting personnel to adequately execute our accounting processes to address our internal control over financial reporting. In connection with our financial statement close process for the years ended December 31, 2019 and 2020, we identified material weaknesses associated with our control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework related to (i) the lack of sufficient qualified personnel within our accounting and IT function, and (ii) establishing policies and procedures to identify, select and apply U.S. GAAP in order to ensure that transactions were being appropriately recorded; and the design of appropriate control activities over information technology systems and financial and reporting processes necessary to ensure the accuracy of financial reporting and the preparation of financial statements.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and financial results are subject to numerous risks and uncertainties, including those described below, which may have a material and adverse effect on our business, results of operations, cash flows, financial conditions, and the trading price of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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
•
We rely on single source suppliers and, in some cases, sole source suppliers, for certain components and materials used in our systems and may not be able to find replacements or immediately transition to alternative suppliers, which could have an adverse effect on our business, financial condition and results of operations. On August 25, 2021, we and Cytek (Wuxi) Biosciences Co., Ltd, our China subsidiary (the “Subsidiary”), entered into a Supply Agreement (the “Coherent Agreement”) with Coherent NA, Inc. (“Coherent”). Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us and the Subsidiary, on a non-exclusive basis, laser products manufactured by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components.
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
•
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of September 30, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially owned approximately 44.9% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.
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

Our Aurora system was commercially launched in June 2017 and our Northern Lights system was commercially launched in October 2018. Sales of the Aurora and Northern Lights systems together accounted for a substantial portion of our revenue for the periods presented. We expect that, for at least the foreseeable future, sales of our Aurora and Northern Lights systems will continue to account for a substantial portion of our revenue. The sales cycle for our flow cytometer instruments is slow and can take up to six months or longer to complete. As a result of this lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue as sales of the Aurora and Northern Lights systems are expected to continue to comprise a significant component of our revenue. Additionally, we experience seasonality in our business, with revenue in the fourth quarter typically being higher as a result of higher sales volume due to marketing campaign closing activity. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

We have sourced and will continue to source certain components of the Aurora, Northern Lights and Aurora CS systems from a limited number of suppliers and, in some cases, sole source suppliers. Key components in our products that are supplied by sole or single source suppliers include certain lasers, semiconductors and mechanical components that are used in our optical, electrical and fluidic subassemblies. On August 25, 2021, we and our China Subsidiary entered into the Coherent Agreement with Coherent. Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us and the Subsidiary, on a non-exclusive basis, laser products manufactured by Coherent. We and the Subsidiary will provide Coherent with rolling forecasts of our and the Subsidiary’s anticipated orders, which are non-binding. Purchase orders submitted by us and the Subsidiary pursuant to the terms of the Coherent Agreement will be deemed accepted upon written acknowledgement of acceptance by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components. Additionally, we believe we are not a major customer to most of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or single source suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new supplier, particularly from any of our single source suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our products, resulting in increased costs and negative customer perception.

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

Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 49% and 48% of our revenue came from sales to academic and government-owned institutions and 51% and 52% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

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

Approximately 49% and 48% of our revenue came from sales to academic and government-owned institutions in the year ended December 31, 2020 and in the nine months ended September 30, 2021, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of September 30, 2021, we had accrued approximately $1.6 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont, California, and Wuxi, China require global shipping services which are subject to certain factors outside of our control, such as delays passing through customs and disruptions to global shipping routes. We have also experienced shipping delays and difficulties due to the COVID-19 pandemic and may again experience such delays or difficulties due to future quarantines, shelter-in-place and similar government orders related to the COVID-19 pandemic or other infectious disease outbreaks or natural disasters. Moreover, there is no guarantee that our systems will not become damaged or lost in transit, and we have experienced, and expect to continue to experience, delivery difficulties. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in customer dissatisfaction and a substantial financial loss for us. If our products are not delivered in a timely fashion or are lost during the delivery process, our customers could also become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects. Additionally, delays in shipping could have an adverse impact on our ability to recognize revenue in a timely manner, which could have an adverse impact on our quarterly results of operations.

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

We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of September 30, 2021, there have been more than 300 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

As of September 30, 2021, we had 462 full-time employees. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
•
shipping delays due to customs requirements, disruptions to global shipping routes and due to the COVID-19 pandemic;

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

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, and our non-essential employees and contractors continue to work remotely. We have also implemented travel restrictions and other significant changes in how we operate our business. The operations of our partners and customers have likewise been altered. While the duration and extent of the COVID-19 pandemic depends on future developments and potential resurgences that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and available vaccines, the pandemic has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict, due in part to new variant strains of the virus and the degree of their vaccine resistance. Potential impacts, some of which we have already experienced, include:

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

Other countries outside of Europe have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, including similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, China’s cybersecurity law, which took effect in June 2017, and the Personal Information Protection Law, which takes effect on November 1, 2021, broadly regulates data privacy and security practices and their applicability and scope are evolving and aspects of the law are uncertain. As another example, Canada has enacted the Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, which broadly regulate the Processing of personal data and imposes compliance obligations and penalties comparable to those of European data privacy and security laws. Complying with these and other similar laws and regulations (to the extent applicable) may cause us to incur substantial operational costs or require us to change our business practices, and could lead to material fines, penalties and liability.

In the United States, various states and the federal government have adopted, or are considering adopting, laws and regulations relating to privacy and data security, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, foreign or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases data privacy and security rights for California residents and imposes numerous obligations on covered businesses, came into effect on January 1, 2020. Among other things, the CCPA gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA provides for civil penalties for violations and creates a private right of action for certain data breaches that that is expected to increase data breach litigation. Additionally, a new California ballot initiative, the California Privacy Rights Act (“CPRA”) was recently passed in California. The CPRA will restrict use of certain categories of sensitive personal information that we handle, further restrict the use of cross-context behavioral advertising techniques on which our platform relies, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. The majority of the CPRA’s provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes will likely be required. In addition, both Virginia and Colorado passed new privacy legislation in the form of the Virginia Consumer Data Protection Act, effective on January 1, 2023, and the Colorado Privacy Act, effective on July 1, 2023, respectively. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent data privacy and security legislation in the United States. New and evolving privacy and data security laws and regulations impose significant compliance and operational requirements that are likely to increase over time, may require us to modify our data Processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition and results of operations.

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

As of September 30, 2021, we own eight issued U.S. patents and one issued foreign patent. There are 34 pending patent applications, including 18 in the United States and 16 foreign applications. Assuming all maintenance fees are paid, the U.S. issued patents are expected to expire between years 2023 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of September 30, 2021, our Shanghai subsidiary owns 14 issued patents and has nine pending patent applications, and our Wuxi subsidiary owns 17 issued patents and has nine pending patent applications.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

In addition, all of our executive officers and directors and the holders of substantially all of our equity securities are subject to lock-up agreements that restrict their ability to transfer shares of our common stock, stock options and other securities convertible into, exchangeable for, or exercisable for our common stock during the period ending on, and including, January 18, 2022, subject to specified exceptions. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Piper Sandler & Co. and Cowen and Company, LLC may, in their discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. Upon the expiration of the lock-up period, all of such shares will be eligible for sale, of which 30,614,425 shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act.

As of September 30, 2021, there were 8,924,370 shares of common stock subject to outstanding stock options. We registered all of the shares of common stock issuable upon exercise of outstanding stock options, and upon exercise or settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above. These shares of common will become eligible for sale in the public market to the extent such stock options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

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

Based on the number of shares of common stock outstanding as of September 30, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock will, in the aggregate, beneficially own approximately 44.9% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

General Risk Factors

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control and procedures over financial reporting, and any failure to maintain the adequacy of these internal controls in a timely or efficient manner may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control and procedures over financial reporting for the fiscal year ending December 31, 2022, which is the year covered by the second annual report following the completion of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time.

If we are unable to conclude that our internal control and procedures over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, it would be possible that a material misstatement of our financial statements would not be prevented or detected on a timely basis, and as a result, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. We determined that an ownership change occurred on September 7, 2018 and October 23, 2020. As of September 30, 2021, we had not experienced an ownership change subsequent to the ownership change on October 23, 2020. In addition, we may in the future experience ownership changes, either as a result of our IPO or other changes in our stock ownership (some of which are not in our control). If an ownership change occurs, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

In July 2021, we issued and sold an aggregate of 13,949,401 shares of common stock in connection with our IPO, including the full exercise by the underwriters of their option to purchase an additional 2,184,695 shares from us, and the selling stockholders sold 2,799,929 shares of common stock, at a public offering price of $17.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-257663), which was declared effective by the SEC on July 22, 2021. There has been no material change in the use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated July 22, 2021 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on July 23, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
10.1+	Supply Agreement between the Registrant and Cytek (Wuxi) Biosciences Co., Ltd, a China subsidiary of Cytek Biosciences, Inc., and Coherent NA, Inc. dated August 25, 2021.					X
10.2	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

______________________________________

+ Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information is both not material and is the type that the registrant treats as private and confidential.

* As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Cytek Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cytek Biosciences, Inc.

Date: November 12, 2021	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Patrik Jeanmonod
Patrik Jeanmonod
Chief Financial Officer (Principal Financial and Accounting Officer)