Form 10-K
period 2021-12-31
Cytek Biosciences, Inc.
filed 2022-03-17
CIK 1831915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40632

CYTEK BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2547526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47215 Lakeview Blvd. Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 922-9835

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CTKB	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant was not a public company as of June 30, 2021, the last business day of its most recently completed second fiscal quarter. As of July 23, 2021 (the date of the initial public offering of the Registrant’s shares of common stock), the aggregate market value of common stock held by non‑affiliates of the Registrant was approximately $2.0 billion (based on a closing price of $18.76 per share as reported by The Nasdaq Global Select Market on such date). For purposes of this calculation, shares of common stock beneficially owned by the Registrant’s officers, directors and certain stockholders as of July 23, 2021 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no non‑voting common equity.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2022 was 134,076,836.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would,” or the negative of these words or other similar terms or expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, regarding, among other things:

•
our expected future growth;
•
the size and growth potential of the markets for our products, and our ability to serve those markets;
•
our ability to accurately forecast demand for our products;
•
our expectations regarding the impact of the COVID-19 pandemic on our sales, business, financial condition and results of operations;
•
the rate and degree of market acceptance of our products;
•
the expected future growth of our sales and marketing organization;
•
the performance of, and our reliance on, third parties in connection with the commercialization of our products, including single-source suppliers and, in some cases, sole source suppliers;
•
our ability to accurately forecast and manufacture appropriate quantities of our products to meet commercial demand;
•
regulatory developments in the United States and foreign countries;
•
our ability to retain regulatory approval for our products or obtain regulatory approval for new products in the United States and in any foreign countries in which we make seek to do business;
•
our research and development for existing products and any future products;
•
the development, regulatory approval and commercialization of competing products;
•
our ability to retain and hire senior management and key personnel;
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•
our ability to develop and maintain our corporate infrastructure, including our ability to remediate our existing material weaknesses and to design and maintain an effective system of internal controls;
•
our financial performance and capital requirements; and
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others.

These risks are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors that could harm our business and financial performance. We operate in a very competitive and rapidly changing environment where new risk factors may emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements speak only as of the date of this annual report. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

ii

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Company,” “Cytek,” “Registrant,” “we,” “us” and “our” refer to Cytek Biosciences, Inc., a Delaware corporation, and its direct and indirect subsidiaries, taken as a whole.

“Cytek,” “SpectroFlo,” “Tonbo Biosciences,” “RedFluor,” “VioletFluor,” “Ghost Dye,” “Ready-Set-Flow!,” and “DxP Athena” are registered trademarks in the United States. “SpectroFlo” is also a registered trademark in Australia, the European Union, China and Canada. “ESP,” “Enhanced Small Particle,” “cFluor,” “FSP,” “Full Spectrum Profiling,” “Viadye,” “Spectrolearn,” Spectrosort,” and “Northern Lights” have pending trademark applications in the United States. All other service marks, trademarks and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

iii

PART I.

Item 1. Business

Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017 through December 31, 2021, we have sold and deployed over 1,000 instruments— primarily comprised of our Aurora and Northern Lights systems—to customers around the world, including the largest pharmaceutical companies, over 150 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we commercially launched the Aurora cell sorter (“Aurora CS”), which leverages our FSP technology to further broaden our potential applications across cell analysis.

Biological systems are highly complex, and scientists are challenged by the multitude of questions that remain unanswered. Analysis at the single-cell level is essential to understand these complex systems. Identifying the correct cell in the context of a given biological question can have profound implications for drug development and health care decisions. It is essential to correlate information derived from multiple cell analysis approaches and to translate what is known at the gene level to the actual cell function. There is growing demand for deep content through high dimensional cell analysis and for solutions that can provide a complete picture of cellular biological processes and interactions. To achieve this, scientists need to phenotype and isolate rare events or unique populations down to the single-cell through highly resolvable multi-dimensional cell analysis. While flow cytometry is a widely used tool for single-cell analysis, conventional flow cytometry, mass cytometry and early approaches to spectral flow cytometry technologies have historically been challenged due to limited dimensionality, sub-optimal resolution, low throughput, high cost for performance and/or significant technical expertise required to operate systems.

Our FSP platform addresses the inherent limitations of other technologies by providing a higher density of information with greater sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Our patented FSP technology is designed to optimize sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution to a specifically selected number and type of detectors. This patented optics design enables researchers to effectively collect the full range of light emissions in an extremely compact space, resulting in higher resolution. Our platform also provides higher content by enabling development of highly complex assays with more than 40 different colors (individual fluorochromes) and thus supporting more than 40 biomarkers, all accessible within just a single tube.

Our solutions have enabled researchers to make significant scientific advances in key areas of medical discovery (such as oncology, immunology and infectious diseases) in addition to empowering improved downstream cell analysis with complementary cell analysis technologies (such as next-generation sequencing (“NGS”)). We believe that our innovative FSP and targeted cell isolation technology has the potential to accelerate scientific discovery and have a profound impact on the understanding of cell biology, immunotherapy, and targeted therapeutic approaches (personalized medicine). Further, there has been a meaningful acceleration in the rate of publications generated to showcase our technology, with over 385 peer-reviewed articles published, including many prominent journals, across a wide range of applications including oncology, infectious diseases, immunology, immunotherapy and immuno-oncology.

Our FSP platform was purpose-built to advance the next generation of cell analysis by delivering deep insights, high-throughputs and ease-of-use. Our FSP platform is designed to offer the following key benefits:

•
Ultra-sensitive: resolve the most challenging cell populations (such as cells with high autofluorescence or low levels of expression of key biomarkers) by providing high-resolution data at the single-cell level with an optimized signal-to-noise ratio.
•
Deep, high integrity content: allow development of highly complex assays through access to more than 40 different colors and thus, supporting more than 40 biomarkers in a single tube without sacrificing precision and throughput to gain a deeper understanding of biological systems and arrive at faster and more accurate diagnoses in clinical settings.

•
Flexible and compatible: enable a single configuration across a wide range of reagents and applications, full backwards compatibility across panels, and greater leverage for downstream analysis with complementary technologies, including NGS.
•
Efficient and compact: improve costs and save time while maintaining industry-leading performance and efficient workflows that limit consumables usage and reduce labor costs—all within a highly compact footprint minimizing space requirements for laboratories.
•
Integrated and intuitive: provide fully-integrated workflows through a suite of solutions that include instruments, reagents and kits, software and services. Our proprietary tools and the intuitive functionality of our proprietary SpectroFlo® software coupled with a user-friendly interface allow for enhanced ease-of-use and minimal operator training.

Our core instruments, the Aurora and Northern Lights systems, are full spectrum flow cytometers founded on our FSP platform technology. The Aurora system—our most advanced and comprehensive offering—is available with three to five lasers and is suitable for customers seeking to access more than 24 colors (with the ability to access more than 40 different colors and support more than 40 biomarkers), while our Northern Lights system—our entry-level offering—is available with one to three lasers and suitable for customers seeking to access a few colors to more than 24 colors. Both instruments are upgradeable based on the desired number of lasers. In June 2021, we commercially launched the Aurora CS, which leverages our FSP technology to rapidly isolate living cell populations from lower-to-higher complexity panels beyond 40 biomarkers. We believe the Aurora CS is the only cell sorter able to accommodate the same number of parameters with the same sensitivity as the Aurora cell analyzer system. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo® software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers.

Within the life sciences technology market, flow cytometry technologies currently provide solutions largely within cell proliferation, cell counting, cell identification, cell quality control and single-cell applications, representing an initial total addressable market of nearly $8 billion. However, we believe that, driven by enhanced capabilities, our FSP platform has the potential to capture an increasingly greater share of the broader cell analysis market, which according to industry sources is expected to grow from roughly $16 billion in 2019 to approximately $23 billion by 2024. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. Thus, we believe our potential total addressable market is larger than the current cell analysis market, which excludes new and existing markets addressable by our platform, such as applications within immunotherapy, immuno-oncology, bio-processing, infectious diseases, and immuno-deficiencies. In addition, the combination of our platform with complementary, downstream cell analysis technologies is expected to provide additional areas for new applications—for example, combining FSP technology with NGS has demonstrated an improved ability to predict leukemia relapse after therapy (such as minimal residual disease (“MRD”) testing) and served to support the use of our technology within personalized medicine. As our FSP platform is further validated through the continued acceleration of peer-reviewed publications in new applications, we expect our total addressable market to expand.

We believe the combination of our people and our global reach across the United States, Europe and Asia will enable us to continue to execute on our growth strategies, stay ahead of competition and remain at the forefront of innovation in cell analysis. Our leadership team has extensive track records in the life sciences and technology sectors. As of December 31, 2021, we employed a multidisciplinary group of over 500 employees, with more than 160 advanced degrees, including over 60 PhDs and MDs, with expertise across optics, electronics, fluidics, computer sciences, chemistry, biology, and medical sciences. Our worldwide commercial team of more than 120 employees and our research and development team of more than 130 employees have significant expertise, industry experience and collaborative relationships with key opinion leaders (“KOLs”), industry leaders, innovators and potential customers.

We have a long history of providing high-quality and efficient customer service and our product development efforts reflect our deep understanding of our customers’ needs. One of our key differentiators is our customer-facing technical team, which collaborates closely with our customers to identify and find solutions for unmet needs across the market. We collaborate closely with KOLs, generating relevant data and publications to demonstrate not only the feasibility, but also the quality of our FSP approach. We plan to continue executing on our strategy to accelerate our growth by driving adoption of our FSP solutions, inspiring innovation, investing in integrated workflow solutions, and driving application development and adoption in clinical markets.

We believe our financial results reflect the significant market demand for our offerings and adoption of our FSP technology: our strong financial profile is differentiated by the combination of our scaled revenue base, high revenue growth and profitability. Our revenue for fiscal years 2021 and 2020 was $128.0 million and $92.8 million, respectively. We generated net income of $3.0 million and $19.4 million for fiscal years 2021 and 2020, respectively.

Our Competitive Strengths

We aim to transform the cell analysis market by continuing to build upon our success as a leading platform of innovative FSP solutions by leveraging our key competitive strengths, including:

•
Our novel, patented FSP platform delivers high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescent signatures.
•
Our solutions address many of our customers’ unmet needs.
•
Our complete FSP offering is available across a range of price points while consistently delivering high performance.
•
Our diversified customer base and breadth of relationships and scientific validation.
•
Our global scale and reach.

Our Strategy

Our strategy includes the following core elements:

•
Accelerate adoption of our FSP solutions. To continue driving adoption of our solutions and to support our leading global brand, we intend to further expand our sales infrastructure by hiring additional, highly qualified and reputable sales representatives, technical applications specialists and customer support staff, in addition to increasing marketing efforts. This investment will also support our entry into new markets as we rollout new solutions and applications and appropriately manage inbound interest from new customers.
•
Continue to innovate and offer our customers best-in-class FSP solutions. Our development efforts focus on value-additive features and enhancements to meet the growing needs of the cell analysis market. These efforts drive continued innovation across our proprietary reagents, software and services offerings, in addition to new instrumentation releases, such as the recently launched Aurora CS.
•
Invest in integrated workflow solutions to drive pull-through from our consumables and services. Our overarching goal is to become a comprehensive solutions provider to our customers by delivering a fully-integrated offering of instruments, consumables, software and services enabled by our FSP technology. As we continue to penetrate our addressable markets, we can leverage our growing installed base to drive consumable pull-through and recurring revenue.
•
Drive application development and adoption in clinical markets. We are deeply committed to developing our platform’s applications within the clinical market, and in particular, within disease detection, diagnosis, and treatment monitoring. We also focus on areas where we can leverage the combination of our FSP platform with complementary cell analysis technologies (such as NGS) to produce differentiated outcomes with greater sensitivity, such as with MRD testing. We can provide insights to clinicians to facilitate personalized medicine for patients, as well as facilitate biopharma’s research and development efforts to develop the next-generation of targeted therapies. Our Northern Lights system has been approved for clinical use in the European Union and China and we plan to continue generating supporting publications and data, as well as pursue any required regulatory approvals for clinical use in the United States.

Our Market Opportunity and Industry Background

Our market opportunity. Within the life sciences technology market, flow cytometry technologies currently provide solutions, including cell proliferation, cell counting, cell identification, cell quality control and single- cell applications, largely within the global cell analysis market. However, we believe that the enhanced capabilities of our FSP platform relative to conventional flow cytometry (“CFCs”), mass cytometry and early approaches to spectral flow cytometry enable us to capture an increasingly greater share of the total addressable market by accessing the entire cell analysis market, which according to industry sources is expected to grow from roughly $16 billion in 2019 to approximately $23 billion by 2024. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. Thus, we believe our potential total addressable market is larger than the current cell analysis market, which excludes new and existing markets addressable by our platform, such as applications within immunotherapy, immuno-oncology, bio-processing, infectious diseases and immuno-deficiencies. In addition, the combination of our platform with complementary, downstream cell analysis technologies is expected to provide additional areas for new applications—for example, combining FSP technology with NGS has demonstrated an improved ability to predict leukemia relapse after therapy (such as MRD testing) and served to support the use of our technology within personalized medicine. As our FSP platform is further validated through the continued acceleration of peer-reviewed publications in new applications, we expect our total addressable market to expand.

Complementary technologies to FSP and multi-omics applications. Since our FSP platform provides highly complex data down to single-cell resolution at a rapid speed, it is inherently well-suited to drive more targeted and efficient downstream analyses for other single-cell technologies, such as NGS, single-cell capture and sample preparation, high-resolution microscopy (such as mass imaging cytometry, super resolution microscopy, confocal microscopy and high-throughput screening platforms), and micro and optofluidic systems. FSP is highly complementary to single-cell genomics applications utilizing NGS as it can be used earlier in workflows to rapidly phenotype and isolate living cell populations to the single-cell level with highly multiplexed proteomic data. These cells can then be transferred from our instrument into NGS systems to correlate proteomic and genomic expression, which in turn enables researchers to develop novel drug targets for therapeutics and clinicians to drive outcomes for patients through more informed treatment decision-making. For example, a peer-reviewed article published in the Biology of Blood and Marrow Transplantation journal recognized that combining multiparameter flow cytometry with NGS resulted in an improved ability to predict leukemia relapse after therapy, demonstrating strong potential utility in the large and growing market for MRD testing. With MRD, end users require high sensitivity and standardization, which makes our FSP technology ideal in addressing these challenges. According to a global MRD testing market report by BIS Research in December 2020, flow cytometry technology has the largest market share in MRD testing among relevant technologies, including NGS, polymerase chain reaction and others.

Importance of cell analysis at the single-cell level. Due to the heterogeneity within tissues, understanding cellular biology, particularly at the single-cell level, is necessary to unravel mechanisms that might otherwise not be detectable in bulk assays. Deep cellular analysis is a key application that we expect to enable a new age of healthcare delivery, and in particular, personalized medicine. The global healthcare market requires advanced cell analysis technologies to research therapeutic and diagnostic solutions to address emerging and chronic infectious diseases, an aging population with a myriad of chronic diseases, and the need for more effective and targeted therapeutics. These primary market forces, among others, will drive the direction for cell analysis applications that provide new possibilities for novel drug development and improved patient outcomes through enhanced disease detection, diagnosis, and treatment monitoring.

OUR PRODUCTS

We are a leading cell analysis solutions provider that develops compact, cost-effective full spectrum profiling instruments with high multiplexing capability, and we offer a wide range of services to support scientists and clinicians. Our products are used in the world’s most renowned pharmaceutical and clinical research organizations, as well as premier academic and research institutions.

Aurora and Northern Lights Systems

Our Aurora and Northern Lights systems were commercially launched in June 2017 and October 2018, respectively. Both instruments are highly flexible, intuitive, and ultra-sensitive full spectrum flow cytometers, utilizing state-of-the-art optics and low-noise electronics to provide excellent sensitivity and resolution, allowing researchers to resolve rare cell populations that were previously challenging to resolve. The optics and electronics designs, combined with flat-top beam profiles and a unique vacuum fluidics system, translate to outstanding performance from low to high sample flow rate, analyzing up to 35,000 events per second with certain configurations. Additionally, our optical design and unmixing algorithm make the instrument amenable to a wide array of applications and fluorochrome options, all without needing to reconfigure the instrument hardware as would otherwise be required on a CFC.

The Aurora system is available with three to five lasers and can detect more than 40 biomarkers in one sample tube. The Northern Lights system is available with one to three lasers and can detect more than 24 biomarkers in one sample tube. Both instruments are upgradeable based on the desired number of lasers, which drives greater or less access to biomarkers. In addition, both instruments incorporate our SpectroFlo® software, which offers an intuitive workflow from quality control to sample acquisition to data analysis, with technology- enabling tools that simplify running applications.

Our Aurora and Northern Lights systems are used in the study of infectious diseases, immunology, immunotherapy, immuno-oncology, oncology, inflammation, and drug discovery.

The Northern Lights CLC system was certified under the European Union In Vitro Diagnostic Medical Devices Directive (IVDD) in September 2020 and is registered as an in vitro diagnostic medical device under Northern Lights Clinical Flow Cytometer. The certification enables the Northern Lights CLC system to be sold into in vitro diagnostic laboratories in the European Union and in other countries around the world that accept this specific certification. The Northern Lights CLC system is also certified for in vitro diagnostic use as a Class II device in China.

Aurora CS System

Key to the discovery of unraveling cellular complexity is the ability to perform additional downstream genomic and proteomic studies on the specific subsets identified using high dimensional phenotyping approaches. Our Aurora CS was commercially launched in June 2021 and is the first highly flexible, intuitive and ultra-sensitive cell sorter that leverages the detection and sensitivity capabilities of our FSP technology to isolate living cell populations from lower to higher complexity panels beyond 40 biomarkers. Our FSP technology enables the processing of a tremendous amount of highly complex information to provide real- time unmixing and sorting capabilities at the field-programmable gate array level. The implications are significant in terms of flexibility and user experience, including experiment workflow transportability and assay reproducibility, enabling a 40-biomarker assay to be run in both the Aurora and the Aurora CS systems, with similar results. With our technology, users can first identify cell populations and then isolate the live cells for downstream studies, such as single-cell RNA sequencing, proteomics, and cell biology. We believe this new technology will enable users to gain a deeper level of cell classification, take advantage of key trends and scientific expansion, and allow for greater applications in the research and clinical settings, such as with MRD, cell analysis and disease discovery.

Unlike other high-capacity sorters, we believe the Aurora CS is the only cell sorter that can accommodate the same number of parameters with the same sensitivity as the Aurora system and isolate living cell populations of interest using the same panel and without having to alter the optical configuration, while also being able to sort panels designed for conventional analyzers.

Reagents and Kits

We also have launched our reagent products to provide additional options for researchers and clinical laboratories when choosing which biomarkers to run together in a panel, particularly since our Aurora, Northern Lights and Aurora CS systems allow for more fluorochromes to be run together than was previously commercially available. Our technology was able to inform our fluorochrome development through the identification of areas within the spectrum for which there were currently no available fluorochrome options. Our cFluor® reagents are fluorochrome conjugated antibodies used to identify cells of interest for analysis on our instruments. We offer and continue to develop cFluor® immunoprofiling kits, which include the cFluor® reagents and tools necessary to simplify the workflow from sample preparation to data analysis.

In addition to our 14-color immunoprofiling kit launched in December 2020, which is designed to distinguish different subsets of T, B and natural killer (“TBNK”) cells, we launched our 25-color immunoprofiling assay in October 2021 to provide a turnkey solution for identifying major human immune subpopulations for TBNK cells, monocytes, dendritic cells, and basophils – all of which play important roles in the innate and adaptive immune response in various diseases. Both of these products are optimized for use with our Aurora system and designed to simplify the workflow for our customers.

Our Class 1 registered single-color reagents are sold in China and we are evaluating 6-color reagent cocktails that identify and determine the percentages and absolute counts of TBNK cells in peripheral blood (“TBNK reagents”). The TBNK reagent clinical studies have been completed with data from 700 patients. We are currently planning to seek Class 3 registration with China National Medical Products Administration (NMPA). We expect these recent and planned reagent and application solutions to be a significant driver of our future reagent revenue and pull-through as our installed base of instruments grows.

To help accelerate our overarching goal to become a comprehensive solutions provider to our customers, we acquired the reagents business of Tonbo Biotechnologies Corporation in November 2021.

Automated Micro-Sampling System and Automated Sample Loader System

Our Automated Micro-Sampling (“AMS”) system and Automated Sample Loader (“ASL”) system were commercially launched in 2018 and 2021, respectively. The AMS and ASL systems are automated plate loaders designed to integrate seamlessly into the Aurora and Northern Lights systems to increase sample throughput and add automation capabilities while using our FSP systems. The systems offer preset and fully customizable settings that allow the loader to be fine-tuned to each researcher’s experimental requirements. Their reliable 96-well plate acquisition solution maximizes productivity. The ASL also provides compatibility with 40-tube racks and suggested settings for each carrier type, which are fully customizable for unique applications and cell types to provide added versatility to researchers. Both systems have three throughput modes (high- throughput, default, low carryover) to meet changing customer priorities and provide optional automation capability for our Aurora and Northern Lights systems.

SpectroFlo® Software

Our proprietary SpectroFlo® software is integrated into our systems and is unique in that it offers an intuitive workflow from quality control to data analysis for our Aurora and Northern Lights systems. The software was developed specifically to streamline assay setup, data acquisition and file export and includes an automated quality control module. With the ability to import a previously designed experiment template, users are able to quickly set up their experiments and there is no need to re-enter or recreate controls, acquisition criteria, reagent information or data analysis worksheets. With our SpectroFlo® software, users can conveniently and efficiently achieve live unmixing during acquisitions, autofluorescence extraction and obtain raw and unmixed FCS 3.1 files, the data standard for flow cytometry. With the SpectroFlo® experiment workflow, users can start an experiment and gain data in three simple guided steps.

Customer Support Tools

We strive to continually innovate by developing new quantitative tools, which are integrated into our software or available to our customers on our website, to enable users to independently create high- color panels for use with our systems, to support efficient workflow solutions and to provide an intuitive user experience. As fluorochrome (color) selection is a key component of assay development and optimization, our full spectrum viewer is a unique tool capable of displaying the full emission spectrum of a fluorochrome (emission at different wavelengths post-excitation with multiple lasers). Our FSP technology provides an in-depth understanding of the fluorescence emission characteristics of nearly every color available in the market and our full spectrum viewer provides users with comprehensive information regarding emission characteristics of the fluorochromes to optimize fluorochrome selection for assay development. As a complementary tool to our full spectrum viewer, we have developed the Similarity and the Complexity indices, which provide unique metrics for assessing fluorochrome compatibility within a panel. The Similarity index compares the emission spectrum of two dyes, identifying whether the dyes have unique characteristics or if the dyes are identical, which determines whether they can be used together to analyze a sample in a flow cytometry assay. The Complexity index is a metric that predicts how well a panel of colors will work in combination to minimize loss of resolution and sensitivity.

DxP Athena™

Our DxP Athena conventional flow cytometry system commercially launched in 2016 and is currently available for sale only in China. It is certified for clinical use by China NMPA. The DxP Athena system incorporates DxP technology with efficient PMTs to enable high sensitivity and high resolution and our proprietary QbSure software to ensure optimal daily instrument performance. The system is available in multiple configurations with one to three lasers and up to 13 fluorescence detection channels. The automated monthly clean bleach cycle minimizes downtime, streamlines maintenance and encourages compliance.

SALES AND MARKETING

We distribute our products through our direct sales force and support organizations located in North America, Europe, China and several countries in the Asia-Pacific region, and through distributors or sales agents in several countries in Europe, Latin America, the Middle East and the Asia-Pacific region. Our sales and marketing efforts are targeted at academic and governmental institutions, CROs, pharmaceutical and biotechnology companies and clinical laboratories focused on single-cell analysis.

Our sales process often involves interactions and demonstrations with multiple people within an organization. Some potential customers conduct in-depth evaluations of the system, including running experiments on our system and competing systems. In addition, in many countries outside of North America, sales to academic or governmental institutions require participation in a tender process involving preparation of extensive documentation and a lengthy review process. As a result of these factors and the budget cycles of our customers, the sales cycle on our instrument, the time from initial contact with a customer to our receipt of a purchase order, can be six months or longer.

MANUFACTURING AND SUPPLY

Our manufacturing operations are located in Fremont and San Diego, California and Wuxi, China. We commenced manufacturing operations in Fremont, California in 2015. Our Fremont facility maintains ISO 9001 certification and manufactures our Aurora and Aurora CS systems, as well as our reagents and spare parts. Our Wuxi manufacturing facility commenced operations in 2017 and maintains ISO 9001 and ISO 13485 certification. Our Wuxi facility manufactures our Northern Lights and Athena instruments, reagents and spare parts and delivers certain instruments to our Fremont facilities for final assembly and testing. Our instruments and reagents for clinical use are currently manufactured only in our Wuxi facility.

We established the manufacturing facility in Wuxi, China to take advantage of the skilled workforce, supplier and partner network, lower operating costs and available government support. We are able to hire skilled employees from China’s existing in vitro diagnostic and optical product industry. China also has a broad network of potential suppliers and partners for our manufacturing operations and we are able to locally source a large portion of the raw materials required for our manufacturing processes. We have received incentive grants from the local Wuxi government for research, development, and manufacturing.

We believe that having dual sources for our core products would help mitigate the potential impact of a production disruption at any one of our facilities to ensure a reliable and stable supply chain and product availability for our customers. We relocated our Fremont headquarters and manufacturing facility in October 2021 to provide us with capacity expansion capability that would be sufficient to support our growth. We expect that our existing manufacturing capacity for instrumentation and reagents will be sufficient to meet our anticipated needs for at least the next several years.

We rely on a limited number of suppliers for certain components and materials used in our systems. Key components in our products that are supplied by sole or limited source suppliers include certain lasers, semiconductors and mechanical components that are used in our optical, electrical and fluidic subassemblies. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or limited source suppliers, it would take significant time and effort to qualify alternative suppliers. With respect to many of our suppliers, we are neither a major customer, nor do we have long term supply contracts. These suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms.

COMPETITION

We face significant competition from within the life sciences tools market. We currently compete with established and emerging life sciences companies developing or commercializing flow cytometry and mass cytometry instruments, as well as other companies that design, manufacture and market instruments, consumables, reagent kits and software for, among other applications, cell analysis, immunophenotyping, cell sorting and/or provide services related to the same. Our direct competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Becton, Dickinson and Company, Bio-Rad Laboratories, Fluidigm Corporation, Miltenyi Biotec, Sony Biotechnology (Sony Corporation) and Thermo Fisher Scientific. Our target customers may also elect to develop their workflows on CFCs, or using traditional methods, rather than implementing our platform and may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that we do not currently compete with but that could develop instruments, tools or other products that will compete with us in the future. These companies have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces.

For further discussion of the risks we face relating to competition, see the section titled “Risk factors— Risks Related to Our Business and Strategy—The market for cell analysis technologies and life sciences tools, including flow cytometry, is highly competitive, and if we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenue, or achieve and sustain profitability.”

INTELLECTUAL PROPERTY

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for our commercially important technology, inventions and know-how; to defend and enforce our parents; to operate without infringing, misappropriating or violating our proprietary rights. We have developed our own portfolio of issued patents and patent applications directed at our core and system level technology, including claims directed to methods and apparatus of flow cytometers and cell sorters with excitation, fluidics, emission, mechanical, magnetic, electronics, bio-safety and temperature control technology in configurations of our Aurora, Aurora CS, Northern Lights and Northern Lights CLC systems. We generally seek patent protection in the United States, Japan, China and selected countries of the European Union, such as France, Germany and the United Kingdom. Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have filed or may license or file in the future, and we cannot be sure that any patents we own or license or patents that may be licensed or granted to us in the future will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technology. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

As of December 31, 2021, we own ten issued U.S. utility patents and one issued Japan utility patent. We have 34 pending utility patent applications, including 18 utility patent applications in the United States, six utility patent applications in the European Union, six utility patent applications in China and four utility patent applications in Japan. In April 2021, we filed two different provisional patent applications in the United States directed to technology integrated into our cell sorter. In November 2021, we filed a provisional patent application in the United States directed to scattered light detection technology. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2023 and 2038.Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2021, our Shanghai subsidiary owns 14 issued utility patents and has 9 pending invention patent applications, and our Wuxi subsidiary owns 19 issued patents and has 16 pending patent applications, including nine pending utility patent applications and seven pending invention patent applications.

To our knowledge, there are no third party claims or contested proceedings with the issued patents or pending patent applications other than the ordinary course proceedings with pending patent applications before the respective patent offices. However, the patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our patents may not enable us to obtain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. Furthermore, numerous U.S. and foreign-issued patents and patent applications owned by third parties exist in the fields in which our products compete. Because patent applications can take many years to publish, there may be applications unknown to us, which may result in issued patents that our existing or future products or technologies may be alleged to infringe. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Third parties have asserted and may assert in the future that we are employing their proprietary technology without authorization. Competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets and there has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In addition, our competitors and others may have patents or may in the future obtain patents and claim that use of our products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages, obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all.

KEY AGREEMENTS, LICENSES AND COLLABORATIONS

Biotium, Inc. Supply and License Agreement

On September 1, 2020, we entered into a Supply and License Agreement with Biotium, Inc. (“Biotium”) pursuant to which Biotium agreed to supply, and we obtained a worldwide, non-exclusive license to market and resell to our customers and distributors, certain Biotium products to conjugate proteins and/or antibodies and to use such conjugates as a component in our cFluor reagent products, for research and analyte specific reagents (as defined by 21 CFR 864.4020) use only (the “Field of Use”) (the “Biotium Agreement”). In consideration for such rights, we paid Biotium an upfront fee of $20,000 and will pay Biotium royalties at a mid-to-high single digit percentage rate on worldwide net sales on licensed products within the Field of Use. The Biotium Agreement terminates on the expiration of the last to expire of the valid claims of the Biotium patents subject to the Biotium Agreement. Either party may terminate the Biotium Agreement for the other party’s bankruptcy or uncured material breach or if no Biotium product is purchased for an extended period; however, if such termination is by Biotium, we will have the opportunity to make a purchase following written notice from Biotium to avoid such termination. Our license under the Biotium Agreement does not include diagnostic use, which may be added through an amendment and additional payment to Biotium.

Becton, Dickinson and Company Settlement, License and Equity Issuance Agreement

On February 13, 2018, BD filed a lawsuit against us alleging trade secret misappropriation and copyright infringement. On October 6, 2020, we entered into a Settlement, License and Equity Issuance Agreement with BD pursuant to which we and BD agreed to a mutual release of all claims against each other as of the date thereof (the “BD Agreement”). As part of the settlement, BD granted us a non-exclusive, irrevocable, perpetual, worldwide, and non-transferrable license to certain BD patents and covenanted that it would not enforce, or permit or encourage the enforcement of BD patents against us or our affiliates in connection with the development, manufacture, use, importation, offer for sale or sale of our then-current instruments. In exchange, we agreed that we and our affiliates would not dispute or challenge in a legal proceeding the validity, enforceability or scope of the applicable BD patent claims and agreed to make certain payments to BD, including (i) a one-time upfront payment of $2.0 million, (ii) a low single digit royalty payment for ten years, based on net sales of certain of our products, (iii) a $6.0 million milestone payment upon the occurrence of a certain sales threshold, and (iv) a specified payment upon the closing of a change of control transaction, if any. We also issued 2,087,545 shares of our common stock to BD during the year ended December 31, 2020 in connection with the BD settlement.

Coherent NA, Inc. Supply Agreement

On August 25, 2021, we and Cytek (Wuxi) Biosciences Co., Ltd, our Wuxi, China subsidiary, entered into a Supply Agreement (the “Coherent Agreement”) with Coherent NA, Inc. (“Coherent”) pursuant to which Coherent agreed to sell and supply to us, on a non-exclusive basis, laser products manufactured by Coherent. We provide Coherent with rolling forecasts of our anticipated orders, which are non-binding. We do not have a minimum purchase obligation pursuant to the Coherent Agreement. The Coherent Agreement has an initial term of three years and will automatically renew for a subsequent one-year period unless either party provides written notice of non-renewal at least four (4) months prior to the expiration of the initial term. The Coherent Agreement may be terminated prior to the end of its term upon the occurrence of certain specified events.

HUMAN CAPITAL RESOURCES

We are focused on developing innovative products to meet unmet market needs and maintaining a diverse and inclusive work environment where employees are respected and encouraged to share their unique perspectives and ideas. As of December 31, 2021, we had 502 employees, of which 496 are full-time employees, including 134 employees in research and development, 122 employees in sales and marketing, 195 employees in manufacturing and operations, and 51 employees in general and administrative. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are neither represented by a labor union nor party to a collective bargaining agreement and we believe that we have strong employee relations.

Culture and Values

We seek to maintain high ethical standards and a culture that values honesty, integrity, accountability and transparency in all that we do. We are committed to our employees and to the communities we serve worldwide. It is our philosophy to foster open communication and our employees are encouraged to provide input on ways to improve our business strategy and tactics, work environment and organization. We believe that our ability to provide employees with a dynamic environment and professional growth opportunities drives a culture embedded in our values.

Business Ethics

We are committed to conducting our business activities with employees, consultants, vendors, customers, communities and stockholders with integrity and fairness and in accordance with the highest ethical standards. We believe that our conduct has a direct impact on our reputation, our brand and our stakeholders. We are focused on ensuring that our legal, compliance and risk mitigation protocols further enhance our ability to comport ourselves with the highest levels of ethical standards.

Talent Attraction, Retention and Engagement

By focusing on individual performance, as well as teamwork and collaboration, we believe that we foster an environment that helps employees excel as individuals and as team members. To further engage and incentivize our workforce, we offer programs and avenues for support, motivation and professional development. For example, we utilize both instructor-led training and online learning to deliver proprietary, targeted training courses designed to position our commercial organization as the leading cell analysis solutions provider. For our talent pipeline development, we work closely with individual business functions to provide training and hands-on support for managers and leaders.

Compensation Philosophy

We strive to provide comprehensive compensation, including cash, equity, benefits and services that attract, motivate and retain exceptional employees. Compensation is driven by local market conditions, internal equity and employee performance.

Health and Wellness

We offer a comprehensive package including: 401(k) plan with a company-match component, medical, dental and vision insurance, life insurance, short-and long-term disability insurance, 18 paid vacation days per year or flexible time off (depending on employee level), paid days for illness and family emergencies, and health savings and flexible spending accounts.

GOVERNMENT REGULATIONS

Our worldwide business activities are subject to various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with these laws, rules, and regulations has not had a material effect upon our capital expenditures, results of operations, or competitive position, and we do not currently anticipate material capital expenditures for environmental control facilities. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, business acquisitions, consumer and data protection, employee health and safety, and taxes, could have a material impact on our business in subsequent periods. Refer to “Item 1A. Risk Factors” for a discussion of these potential impacts.

ENVIRONMENTAL MATTERS

Our research and development and manufacturing processes involve the controlled use of hazardous materials, including flammables, toxics, corrosives and biologics. Our research operations produce hazardous biological and chemical waste products. We seek to comply with applicable laws regarding the handling and disposal of such materials. Given the small volume of such materials used or generated at our facilities, we do not expect our compliance efforts to have a material effect on our capital expenditures, earnings and competitive position. However, we cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages and suspension of our operations.

Corporate Information

We were incorporated under the laws of the state of Delaware in December 2014 under the name Cytoville, Inc. In August 2015, we changed our name to Cytek Biosciences, Inc. Our principal executive offices are located at 47215 Lakeview Blvd., Fremont, California 94538. Our telephone number is (877) 922-9835. Our website is www.cytekbio.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

Our operations and financial results are subject to numerous risks and uncertainties, including those described below, which may have a material and adverse effect on our business, results of operations, cash flows, financial conditions, and the trading price of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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

•
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of December 31, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially owned approximately 42.3% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.
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
•
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.
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

Our Aurora system was commercially launched in June 2017, our Northern Lights system was commercially launched in October 2018 and our Aurora CS was first commercially shipped in June 2021. Sales of the Aurora and Northern Lights systems together accounted for a substantial portion of our revenue for the periods presented. We expect that, for at least the foreseeable future, sales of our Aurora and Northern Lights systems will continue to account for a substantial portion of our revenue. The sales cycle for our flow cytometer instruments is slow and can take up to six months or longer to complete. As a result of this lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue as sales of the Aurora and Northern Lights systems are expected to continue to comprise a significant component of our revenue. Additionally, we experience seasonality in our business, with revenue in the fourth quarter typically being higher as a result of higher sales volume due to marketing campaign closing activity. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

We have sourced and will continue to source certain components of the Aurora, Northern Lights and Aurora CS systems from a limited number of suppliers and, in some cases, sole source suppliers. Key components in our products that are supplied by sole or single source suppliers include certain lasers, semiconductors and mechanical components that are used in our optical, electrical and fluidic subassemblies. On August 25, 2021, we and our China Subsidiary entered into the Coherent Agreement with Coherent. Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us and the Subsidiary, on a non-exclusive basis, laser products manufactured by Coherent. We and the Subsidiary provide Coherent with rolling forecasts of our and the Subsidiary’s anticipated orders, which are non-binding. Purchase orders submitted by us and the Subsidiary pursuant to the terms of the Coherent Agreement will be deemed accepted upon written acknowledgement of acceptance by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components. Additionally, we believe we are not a major customer to most of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or single source suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new supplier, particularly from any of our single source suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our products, resulting in increased costs and negative customer perception.

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

We have limited experience manufacturing our products. We currently manufacture our instruments and reagents at our manufacturing facilities in Fremont, California, and Wuxi, China, and reagents at our facility in San Diego, California. To manufacture our products in the quantities that we believe will be required to meet the currently anticipated market demand beyond the next several years, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional quality controls and regulatory approvals. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

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

Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 46% and 49% of our revenue came from sales to academic and government-owned institutions and 54% and 51% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the year ended December 31, 2021 and 2020, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

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

Approximately 46% and 49% of our revenue came from sales to academic and government-owned institutions in the year ended December 31, 2021 and 2020, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

In addition to selling our products through our direct sales force and support organizations in North America, Europe, China, and several countries in the Asia-Pacific region, we sell our products through third-party distributors or sales agents in certain countries in Europe, Latin America, the Middle East and the Asia-Pacific region. If current or future distributors do not perform adequately or effectively or fail to obtain or maintain any required regulatory approvals, we may not realize long-term international revenue growth and our business, operating results and financial condition may be harmed. We have limited control over our distributors, which may not commit the necessary resources to market our products to the level of our expectations.

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

We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of December 31, 2021, we had accrued approximately $1.8 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont and San Diego, California, and Wuxi, China require global shipping services which are subject to certain factors outside of our control, such as delays passing through customs and disruptions to global shipping routes. We have also experienced shipping delays and difficulties due to the COVID-19 pandemic and may again experience such delays or difficulties due to future quarantines, shelter-in-place and similar government orders related to the COVID-19 pandemic or other infectious disease outbreaks or natural disasters. Moreover, there is no guarantee that our systems will not become damaged or lost in transit, and we have experienced, and expect to continue to experience, delivery difficulties. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in customer dissatisfaction and a substantial financial loss for us. If our products are not delivered in a timely fashion or are lost during the delivery process, our customers could also become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects. Additionally, delays in shipping could have an adverse impact on our ability to recognize revenue in a timely manner, which could have an adverse impact on our quarterly results of operations.

If we are unable to successfully expand our commercial operations, including hiring additional qualified sales representatives, technical applications specialists and customer support staff, our business may be adversely affected.

Our future sales will depend, in large part, on our ability to develop and substantially expand our sales infrastructure, particularly as we enter into new markets, rollout new solutions and applications and manage inbound interest from new customers. We distribute our products through our direct sales force and support organizations located in North America, Europe, China, and several countries in the Asia-Pacific region, and through distributors or sales agents in several countries in Europe, Latin America, the Middle East and the

Asia-Pacific region. Our sales and marketing efforts are targeted at academic and governmental institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. To continue driving adoption of our solutions and to support our global brand, we will need to further expand our sales infrastructure by hiring additional, highly qualified and reputable sales representatives, technical applications specialists and customer support staff, in addition to increasing advertising efforts.

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

We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. To date, there have been more than 385 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

As of December 31, 2021, we had 496 full-time employees. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.

Prior to our initial public offering ("IPO") in July 2021, we were a private company with limited accounting personnel to adequately execute our accounting processes to address our internal control over financial reporting. In connection with our financial statement close process for the years ended December 31, 2019 and 2020, we identified material weaknesses associated with our control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework related to (i) the lack of sufficient qualified personnel within its accounting and IT function and (ii) establishing policies and procedures to identify, select and apply GAAP in order to ensure that transactions were being appropriately recorded; and the design of appropriate control activities over information technology systems and financial and reporting processes necessary to ensure the accuracy of financial reporting and the preparation of financial statements.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis.

These deficiencies could result in additional material misstatements to our consolidated financial statements that could not be prevented or detected on a timely basis.

We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting because no such evaluation has been previously required. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.

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

Within the life sciences technology market, flow cytometry technologies currently provide solutions largely within cell proliferation, cell counting, cell identification, cell quality control and single-cell applications, representing an initial total addressable market (“TAM”) of nearly $8 billion. However, we believe that the enhanced capabilities of our FSP platform has the potential to capture an increasingly greater share of the broader cell analysis TAM. Our Northern Lights system has been approved for clinical use in the

European Union and China. In the United States, our products are currently labeled and promoted, and are, and in the near-future are expected to continue to be, sold primarily to academic and research institutions and biopharmaceutical companies as research use only products for non-diagnostic and non-clinical purposes, and are not currently designed, or intended to be used, for clinical diagnostic tests. We plan to continue generating supporting publications and data, as well as pursue any required regulatory approvals for clinical use for our products in the United States. Our ability to penetrate the clinical markets in the United States will depend in part on our ability to receive 510(k) clearance, de novo classification, or approval of a pre-market approval application from the FDA. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and significantly different than actual market sizes, and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. If the actual number of customers who would benefit from our products, the price at which we can sell products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. As a result of the COVID-19 pandemic, we temporarily closed our headquarters and other offices, and our non-essential employees and contractors continue to work remotely. We also implemented travel restrictions and other significant changes in how we operate our business. The operations of our partners and customers have likewise been altered. While the duration and extent of the COVID-19 pandemic depends on future developments and potential resurgences that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and available vaccines, the pandemic has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict, due in part to new variant strains of the virus and the degree of their vaccine resistance. Potential impacts, some of which we have already experienced, include:

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

In the ordinary course of our business, we may collect, use, store, safeguard, disclose, share, transfer, secure and otherwise process (collectively, “Process” or “Processing”) proprietary, confidential and sensitive data, including personal data (such as key-coded data, health information and other special categories of personal data), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves, our customers and other parties (collectively “Sensitive Information”). We may rely upon third parties (such as service providers) for our data processing–related activities. We may share or receive sensitive data with or from third parties.

We face a variety of evolving threats, which could cause security incidents. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident could disrupt our ability (and that of third parties upon whom we rely) to provide our platform. We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight; restrictions on processing data (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from purchasing our products and services, and negatively impact our ability to grow and operate our business.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations (including our manufacturing operations) and the operations of our distribution partners could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, including the COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain components for our products could be disrupted if the operations of our suppliers were affected by a man-made or natural disaster or other business interruption, including interruptions related to the COVID-19 pandemic. In addition, our corporate headquarters is located in Fremont, California and one of our reagents manufacturing facilities is located in San Diego, California, near major earthquake faults and fire zones, and the ultimate impact on us for being located near earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

We manufacture our products at our manufacturing facilities located in Fremont and San Diego, California, and Wuxi, China, and we rely on various suppliers in the United States, China and other countries. Should our manufacturing facilities or the facilities of our suppliers be damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing and the operations of our suppliers would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval. Because of the time required to authorize manufacturing in a new facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose our manufacturing capacity. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, or the inability of our suppliers to continue their operations, may cause us to be unable to meet customer demand or harm our reputation, and we may be unable to reestablish relationships with such customers in the future. Consequently, a catastrophic event or business interruption at our manufacturing facilities or at our suppliers’ facilities could harm our business, financial condition and results of operations.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Although we have general and product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could negatively affect our business, financial condition and results of operations. We do not carry specific hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended. Although we carry cyber insurance, the coverage may not be sufficient to cover our losses in the event of a Security Breach. Additionally, no assurance can be given that such policies can be retained on acceptable terms or that litigation will not occur following an insurance claim.

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

In addition, because our product contains metals and electronic components which are purchased from third-party vendors, we may be required under rules promulgated by the U.S. Securities and Exchange Commission ("SEC") governing disclosure of the use of “conflict minerals” (tin, tungsten, tantalum and gold) to determine whether those minerals are necessary to the functionality or production of our products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo, or DRC, or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for our management and personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures mandated by this rule, which can be perceived by the market to be “negative,”

may cause customers to refuse to purchase our products. The cost of compliance with the rule could adversely affect our results of operations.

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

We have received funding under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act.

In June 2020, we executed a note in favor of Wells Fargo Bank, National Association, evidencing an unsecured loan, (“PPP loan”), in the aggregate principal amount of $4.1 million, which was made pursuant to the Paycheck Protection Program, or the PPP. The PPP was established under the CARES Act, which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration, or the SBA. We have used all of the proceeds from the loan to retain employees, maintain payroll and make lease and utility payments and expect to repay the PPP loan in the second quarter of 2021. On May 4, 2021, we fully repaid the PPP loan.

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

We are subject to stringent and changing data privacy and security laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government enforcement actions (that could include fines and penalties), a disruption of our business or commercialization of our products, private litigation, harm to our reputation, or other adverse effects on our business or prospects.

In the course of our operations, we process an increasing volume of personal data, including from our employees and third parties with whom we conduct business. Accordingly, we are, and may increasingly become, subject to various data privacy and security laws, the number and scope of which are changing, subject to differing applications and interpretations, may be inconsistent among jurisdictions, and may conflict with each other.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy and security laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. If we become subject to new data privacy and security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors).

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”) impose strict requirements for processing the personal data of individuals located, respectively within the European Economic Area (“EEA”) and the United Kingdom (“UK”). For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Other countries outside of Europe have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, which could increase the cost and complexity of delivering our services and operating our business. For example, China’s cybersecurity law, which took effect in June 2017, and the Personal Information Protection Law, which took effect on November 1, 2021, broadly regulate data privacy and security practices and their applicability and scope are evolving and aspects of the law are uncertain. As another example, Canada has enacted the Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, which broadly regulate the Processing of personal data and imposes compliance obligations and penalties comparable to those of European data privacy and security laws. Complying with these and other similar laws and regulations (to the extent applicable) may cause us to incur substantial operational costs or require us to change our business practices, and could lead to material fines, penalties and liability.

In addition, many jurisdictions have enacted data localization laws and cross-border persona data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of Standard Contractual Clauses that are designed to be a mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border transfers of personal data, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

Privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. For example, we are also/may be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-related claims), additional reporting requirements and/or oversight, bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our operations.

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

As of December 31, 2021, we own ten issued U.S. utility patents and one issued Japan utility patent. We have 34 pending utility patent applications, including 18 utility patent applications in the United States, six utility patent applications in the European Union, six utility patent applications in China and four utility patent applications in Japan. In April 2021, we filed two different provisional patent applications in the United States directed to technology integrated into our cell sorter. In November 2021, we filed a provisional patent application in the United States directed to scattered light detection technology. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2023 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2021, our Shanghai subsidiary owns 14 issued utility patents and has 9 pending invention patent applications, and our Wuxi subsidiary owns 19 issued patents and has 16 pending patent applications, including nine pending utility patent applications and seven pending invention patent applications.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

We will have broad discretion over the use of our cash. Investors may not agree with our decisions, and our use of cash may not yield any return on your investment. We currently intend to use our cash to fund manufacturing activities, sales and marketing activities, including the hiring and training of additional sales and marketing personnel, and the remainder for working capital and general corporate purposes, including research and development activities. In addition, a portion of our cash may also be used to acquire assets or complementary businesses. Our failure to use our cash effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital. In addition, pending their use, our cash may be placed in investments that do not produce income or that may lose value. If we do not invest or apply our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

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

In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States. We have also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock unit awards are available for immediate resale in the United States in the open market.

Sales of shares of our common stock could also impair our ability to raise capital through the sale of additional equity securities in the future and at a price we deem appropriate. These sales could also cause the trading price of our common stock to decline and make it more difficult for you to sell shares of our common stock.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based on the number of shares of common stock outstanding as of December 31, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock will, in the aggregate, beneficially own approximately 42.3% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control and procedures over financial reporting for the fiscal year ending December 31, 2022, which is the year covered by the second annual report following the completion of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time.

If we are unable to conclude that our internal control and procedures over financial reporting is effective, or if our independent registered public accounting firm determines we have material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, it would be possible that a material misstatement of our financial statements would not be prevented or detected on a timely basis, and as a result, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the revenue accounting standard, Accounting Standards Codification, or ASC, Topic 606, management makes judgments and assumptions based on our interpretation of the new standard. The revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

As of December 31, 2021, we had no federal NOL carryforwards and state NOL carryforwards of approximately $2.1 million. Certain state NOLs will begin to expire in the calendar year 2036, unless previously utilized. Certain NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

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

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. We determined that an ownership change occurred on September 7, 2018, October 23, 2020, and in connection with our IPO on July 23, 2021. As of December 31, 2021, we had not experienced an ownership change subsequent to the ownership change on July 23, 2021. In addition, we may in the future experience ownership changes, as a result of our IPO or other changes in our stock ownership (some of which are not in our control). If an ownership change occurs, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2. Properties.

We currently lease approximately 99,000 square feet of office and laboratory space at our headquarter in Fremont, California. The lease is expected to expire in December 2028. We lease approximately 40,000 square feet of manufacturing and office space at our facility in Wuxi, China, under leases expiring in May and October 2022, respectively, and approximately 14,000 square feet of office and laboratory space at our facility in Shanghai, China, under multiple leases expiring between March 2022 and December 2023. We also lease office space in Seattle, Washington; Bethesda, Maryland; San Diego, California; Beijing, China; and Amsterdam, Netherlands. We believe that our existing office, laboratory and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our current and future needs.

Item 3. Legal Proceedings.

We are not currently engaged in any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq Global Select Market on July 23, 2021 and trades under the symbol “CTKB”. Prior to July 23, 2021, there was no public trading market for our common stock

Holders of Record

As of March 11, 2022, there were approximately 38 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and we do not currently intend to pay any cash dividends on our capital stock for the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.

Recent Sales of Unregistered Equity Securities

None

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

Issuer Purchases of Equity Securities

None

Item 6. Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Cytek Biosciences, Inc.

The following is a discussion and year-to-year comparisons of our financial condition and results of operations for the years ended December 31, 2021 and 2020. For a discussion of the results of operations and financial condition for the years ended December 31, 2019 and year-to-year comparisons between 2020 and 2019, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the final prospectus for our IPO dated July 22, 2021 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on July 23, 2021, which item is incorporated herein by reference.

Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed over 1,000 instruments—primarily comprised of our Aurora and Northern Lights systems—to over 840 customers around the world, including the largest pharmaceutical companies, over 150 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we began shipping the Aurora cell sorter (“Aurora CS”), which uses our FSP technology to further broaden our potential applications across cell analysis.

We manufacture our instruments in our facilities in Fremont, California and in Wuxi, China. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.

Our total revenue was $128.0 million and $92.8 million in the year ended December 31, 2021 and 2020, respectively. The increase was primarily due to sales of our Aurora, Aurora CS, and Northern Lights systems.

To date, we have adopted a direct sales model in North America, Europe and China, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa, and the Asia-Pacific region. Revenue from direct sales represented 86% and 83% of total revenue for the year ended December 31, 2021 and 2020, respectively, and revenue from distributors represented 14% and 17% of total revenue for the year ended December 31, 2021 and 2020, respectively.

We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $24.4 million and $13.7 million for the year ended December 31, 2021 and 2020, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in sales of our Aurora, Northern Lights and Aurora CS systems, as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $24.7 million and $15.0 million for the year ended December 31, 2021 and 2020, respectively.

Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.

Our net income was $3.0 million and $19.4 million for the year ended December 31, 2021 and 2020, respectively. The change for the year ended December 31, 2021 compared to the year ended December 31, 2020 resulted primarily from expenses driven by an increase in headcount and salaries, expenses related to our IPO, and efforts in research and development and marketing initiatives. Net income of $3.0 million as disclosed in this Annual Report on Form 10-K differs from net income of $4.4 million previously reported in our earnings press release issued on February 23, 2022 due to a $1.4 million tax adjustment made prior to the filing of this Form 10-K and omitted from the net income amount included in our earnings press release.

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

On November 2, 2021, we completed the acquisition of the reagents business of Tonbo Biotechnologies Corporation as detailed in Note 8, Acquisition, to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The acquired assets include a portfolio of life science research reagents related to cell preparation, flow cytometry, molecular immunology/polymerase chain reaction and cell culture covering application areas across immunology, apoptosis and immunoprofiling.

Key factors affecting our results of operations and future performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risk and uncertainties, including those described under the heading “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Global customer adoption

Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. As part of this effort, we increased our direct sales force by 55% in the year ended December 31, 2021 compared to the year ended December 31, 2020. We intend to continue increasing our workforce in line with our growth.

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

Revenue mix and gross margin

Our revenue is primarily derived from sales of our instruments and services with our instruments recognizing higher gross margins than our services. Although we expect sales of our instruments to continue to represent the largest percentage of our revenue in the future, we expect reagent sales to increase as a percentage of our total revenue and our gross margins to experience a corresponding improvement as we grow our installed base and increase our focus on commercializing reagents. We also expect a higher gross margin on our instruments as we increase manufacturing efficiency, instrument reliability and training for personnel using our instruments, which we expect to lead to a reduction in warranty claims. Our sales in certain regions, particularly outside of the United States, are realized through third-party distribution partners that typically receive discounted prices, thus resulting in lower gross margins than those recognized by our direct sales organization. Furthermore, our gross margins and instrument selling prices may fluctuate in the future as we continue to grow our volume of third-party distribution partners in geographies outside of the United States, introduce new products and reduce our production costs as a result of variability in the timing of new product introductions.

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

	Year ended December 31,
	2021	2020	Dollar Change
( In thousands)
Sales channel mix
Direct sales channel	$110,520	$77,106	$33,414
Distributor channel	17,430	15,733	1,697
Total revenue, net	$127,950	$92,839	$35,111
Customer mix
Academia and government	$59,415	$45,674	$13,741
Biotechnology, pharmaceutical, distributor and CRO	68,535	47,165	21,370
Total revenue, net	$127,950	$92,839	$35,111

Distributors typically sell to end customers identified in other customer categories.

The table below sets forth our cumulative instruments shipped as of the dates presented:

	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Instruments shipped	751	855	970	1,110

COVID-19

The global COVID-19 pandemic continues to evolve and we intend to continue to monitor it closely. In response to the COVID-19 pandemic and various resulting government directives, we took proactive measures to protect the health and safety of our employees, contractors, customers and visiting vendors and suppliers, including implementing social distancing and other protective measures, restricting business travel and limiting access to our facilities to vendors, suppliers and partners who are critical to our business operations. We communicate regularly with our suppliers so that our supply chain remains intact, and we have not experienced any material supply issues. We also developed, and continue to develop, remote learning capabilities to help our customers and partners operate and reduce the number of required customer/partner on-site visits for our field application scientists and field support engineers to comply with travel restrictions and country-specific quarantine requirements. While the COVID-19 pandemic has not had a material adverse effect on our business, results of operations or the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures, given the considerable uncertainty around the duration and extent of the pandemic, the related financial and operational impact cannot be reasonably estimated. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ business. Potential impacts of the COVID-19 pandemic, some of which we have already experienced, include those described throughout the “Risk Factors” section, including “A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide could adversely affect our business. The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.”

Components of our results of operations

Total revenue, net

We currently generate our total revenue, net from product revenue and service revenue.

Product. Our product revenue primarily consists of sales of our instruments, including the Aurora, Northern Lights and Aurora CS systems, instrument accessories, such as loaders and, to a lesser extent, consumables, such as reagents. We offer multiple versions of our Aurora and Northern Lights systems with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.

Service. Our service revenue primarily consists of post-warranty service contracts, installations and repairs which are recognized over time. Post-warranty service contracts are recognized ratably over the term of the contract and installations and repair services are recognized as they are delivered to the customer.

We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $128.0 million and $92.8 million for the year ended December 31, 2021 and 2020, respectively.

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

General and administrative. Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, legal and human resource functions, as well as professional services fees, such as consulting, audit, tax, legal, general corporate costs and allocated overhead expenses. We expect our operating expenses to increase as a public company. In particular, we expect our accounting, legal, personnel-related expenses and directors’ and officers’ insurance costs reported within general and administrative expense to increase as we establish more comprehensive compliance and governance functions, maintain IT costs, review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports as required by the rules and regulations of the SEC. As a result, our historical results of operations may not be indicative of our results of operations in future periods.

We expect these expenses to vary from period to period as a percentage of revenue.

Other income (expense), net

Interest expense. Interest expense consists primarily of accretion of the present value of the litigation settlement liability. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding the settlement.

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

Results of operations

Comparison of the year ended December 31, 2021 and 2020

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our consolidated results of operations and comprehensive income data for the periods presented:

	Year ended December 31,
(In thousands, except share and per share data)	2021	2020
Revenue, net:
Product	$119,519	$85,283
Service	8,431	7,556
Total revenue, net	127,950	92,839
Cost of sales:
Product	37,377	32,277
Service	11,429	8,852
Total cost of sales	48,806	41,129
Gross profit	79,144	51,710
Operating expenses:
Research and development	24,442	13,693
Sales and marketing	24,710	14,988
General and administrative	20,835	9,370
Total operating expenses	69,987	38,051
Income from operations	9,157	13,659
Other income (expense):
Interest expense	(1,741)	(333)
Interest income	49	110
Other income (expense), net	(1,527)	994
Income before income taxes	5,938	14,430
Provision for (benefit from) income taxes	2,911	(4,981)
Net income	$3,027	$19,411
Foreign currency translation adjustment, net of tax	832	212
Net comprehensive income	$3,859	$19,623

Total revenue, net

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Revenue, net
Product	$119,519	$85,283	$34,236	40%
Service	8,431	7,556	875	12%
Total revenue, net	$127,950	$92,839	$35,111	38%

Total revenue, net increased by $35.1 million, or 38%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in revenue was primarily driven by an increase in product revenue due to higher unit sales of our Aurora and Northern Lights systems, sales of our Aurora CS system, which commercially launched in June 2021, and an increase in the average blended selling price due to product mix.

Product revenue increased by $34.2 million, or 40%, to $119.5 million, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily driven by an increase in our instrument sales due to higher unit sales of our Aurora and Northern Lights systems, sales of our Aurora CS system, which commercially launched in June 2021, and an increase in the average blended selling price due to product mix.

Service revenue increased by $0.9 million, or 12%, to $8.4 million, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in service revenue was driven by more instruments coming off warranty, offset by reduced service contract revenue associated with non-Cytek instruments. While we have historically performed maintenance services and support functions for non-Cytek instruments, we ceased sales of service contracts for non-Cytek instruments as of January 1, 2021 while continuing to honor pre-existing multi-year service contracts. We perform on-demand professional services to support non-Cytek instruments provided that resources are available. As a result of our decision to no longer service non-Cytek instruments, revenue associated with service contracts for non-Cytek instruments decreased in the year ended December 31, 2021. Our strategy was to shift resources in anticipation of the increasing demand for our Aurora and Northern Lights instruments, and to allow us to fully support our instruments when they come out of warranty.

Total cost of sales, gross profit and gross margin

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Cost of sales:
Product	$37,377	$32,277	$5,100	16%
Service	11,429	8,852	2,577	29%
Total cost of sales	$48,806	$41,129	$7,677	19%
Gross profit	$79,144	$51,710	$27,434	53%
Gross margin	62%	56%

Total cost of sales increased by $7.7 million, or 19%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This is primarily due to more instruments shipped and increased service and manufacturing headcount and associated personnel cost, including $1.3 million stock-based compensation; offset by lower inventory write-downs as a result of operational efficiencies.

Gross profit margin was 62% and 56% as a percent of total revenue for the year ended December 31, 2021 and 2020, respectively. The increase is primarily due to an increase of instruments delivered to customers, an increase in the average blended selling price due to product mix, and lower inventory write-downs for the year ended December 31, 2021.

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Product:
Revenue	$119,519	$85,283	$34,236	40%
Cost of sales	37,377	32,277	5,100	16%
Product gross profit	$82,142	$53,006	$29,136	55%
Gross margin	69%	62%

Service:
Revenue	$8,431	$7,556	$875	12%
Cost of sales	11,429	8,852	2,577	29%
Service gross profit	$(2,998)	$(1,296)	$(1,702)	131%
Gross margin	-36%	-17%

While we have seen an increase in total gross profit margin, the gross profit margin of our service revenue has decreased from (17)% in the year ended December 31, 2020, to (36)% in the year ended December 31, 2021. This was due to an increase in headcount and personnel-related expenses. The decrease was also driven by reduced service contract revenue on non-Cytek instruments consistent with our expectations after not renewing these contracts.

Operating expenses

Research and development

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Research and development	$24,442	$13,693	$10,749	78%

Research and development expenses were $24.4 million for the year ended December 31, 2021 as compared to $13.7 million for the year ended December 31, 2020. The increase of $10.7 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses, including stock-based compensation of $1.8 million.

We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.

Sales and marketing

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Sales and marketing	$24,710	$14,988	$9,722	65%

Sales and marketing expenses were $24.7 million for the year ended December 31, 2021 as compared to $15.0 million for the year ended December 31, 2020. The increase of $9.7 million in sales and marketing expenses was primarily due to an increase in headcount, commissions, and personnel-related expenses of $7.0 million, including stock-based compensation of $1.2 million. There was also an increase in advertising and marketing activities of $0.8 million.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.

General and administrative

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
General and administrative	$20,835	$9,370	$11,465	122%

General and administrative expenses were $20.8 million for the year ended December 31, 2021 as compared to $9.4 million for the year ended December 31, 2020. The increase of $11.5 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs, professional fees relating to our IPO, and infrastructure services to support the growth of our overall operations. The increase in personnel-related costs was primarily due to increased headcount and stock-based compensation of $1.7 million.

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

Interest expense

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Interest expense	$(1,741)	$(333)	(1,408)	n/m

Interest expense was $1.7 million for the year ended December 31, 2021 as compared to $333,000 for the year ended December 31, 2020. The increase of $1.4 million was due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Interest income

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Interest income	$49	$110	(61)	-55%

Interest income was $49,000 for the year ended December 31, 2021 as compared to $110,000 for the year ended December 31, 2020. The decrease of $61,000 in interest income was the result of lower interest earned on our cash and short-term deposits due to a decline in interest rates as compared to year ended December 31, 2020.

Other income (expense), net

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Other income (expense), net	$(1,527)	$994	(2,521)	-254%

Other expense, net was $1.5 million for the year ended December 31, 2021 as compared to other income, net of $1.0 million for the year ended December 31, 2020. The net change of $2.5 million was primarily the result of the net impact of foreign exchange gains and losses during the year ended December 31, 2021.

Income Taxes

	Year ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Provision for (benefit from) income tax	$2,911	$(4,981)	7,892	-158%

Provision for income tax was $2.9 million for the year ended December 31, 2021 as compared to an income tax benefit of $5.0 million for the year ended December 31, 2020.

The net change of $7.9 million for the year ended December 31, 2021 was the result of a United States income tax valuation allowance release of $8.1 million in the second quarter of fiscal 2020 and an increase in income tax from higher earnings in the year ended December 31, 2021.

Liquidity and capital resources

Overview

To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of December 31, 2021 and December 31, 2020, we had approximately $364.6 million and $165.2 million, respectively, in cash and cash equivalents, which were primarily held in U.S. short-term bank deposit accounts and money market funds.

Funding requirements

We anticipate continuing to expend significant amounts of cash in the foreseeable future as we continue to invest in research and development of our product offerings, commercialization of new products and services, and expansion into new markets. Our future capital requirements will depend on many factors including our revenue, research and development efforts, the new and continued impacts of the COVID-19 pandemic, the timing and extent of additional capital expenditures to invest in existing and new facilities, as well as our manufacturing operations, the expansion of sales and marketing and the introduction of new products. We have entered into, and may in the future enter into, arrangements to acquire or invest in businesses, services and technologies, and any such acquisitions or investments could significantly increase our capital needs.

We currently anticipate making additional capital expenditures during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and investment in research and development, as well as spend associated with the expansion of our facilities in Wuxi, China.

Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the date of this Annual Report on Form 10-K.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(In thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$4,630	$15,156
Investing activities	(20,993)	(1,547)
Financing activities	213,559	122,607
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,303	(587)
Net increase in cash, cash equivalents, and restricted cash	$198,499	$135,629

Operating activities

Net cash provided by operating activities for the year ended December 31, 2021 was $4.6 million, including net income of $3.0 million. We also incurred non-cash stock-based compensation expense, interest expenses for accretion of the legal settlement liabilities, and depreciation and amortization of $6.6 million, $1.7 million, and $1.2 million, respectively. Usage of cash included an increase of trade accounts receivable of $12.4 million due to an increase in sales, an increase in inventories of $7.1 million, an increase in prepaid expenses and other assets of $6.3 million, and a decrease in the legal settlement liability of $3.7 million due to payment to BD of $6.0 million, which is offset by increased royalty accrual. This was partially offset by an increase in deferred revenue of $10.0 million and an increase in accrued expenses and other liabilities of $11.0 million.

Net cash provided by operating activities for the year ended December 31, 2020 was $15.2 million, consisting primarily of net income of $19.4 million, an increase in accrued expenses and other liabilities of $8.2 million directly attributable to an increase in headcount and the corresponding personnel-related costs, and an increase in inventories of $5.7 million to accommodate increase in sales volume.

Investing activities

Net cash used in investing activities during the year ended December 31, 2021 was $21.0 million driven by our acquisition of Tonbo's reagents business for $17.0 million, an increase in purchases of property and equipment of $4.4 million partially offset by the payment for the additional investment in Cytek Japan, net of cash acquired of $371,000. See Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Net cash used in investing activities during the year ended December 31, 2020 was $1.5 million primarily driven by an increase in capital expenditures for laboratory equipment of $1.1 million and an increase in leasehold improvements of $344,000.

Financing activities

Net cash provided by financing activities during the year ended December 31, 2021 was $213.6 million primarily driven by our IPO, which resulted in net proceeds to us of approximately $215.7 million.

Net cash provided by financing activities during the year ended December 31, 2020 was $122.6 million primarily driven by the issuance of our Series D redeemable convertible preferred stock in October 2020 for net proceeds of $119.7 million, net proceeds from the PPP loan of $2.8 million and $169,000 from the issuance of common stock upon option exercises.

Contractual Obligations and Commitments

During the year ended December 31, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our final prospectus dated July 22, 2021 and filed with the SEC on July 23, 2021 pursuant to Rule 424(b)(4) under the Securities Act in connection with our IPO.

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

Critical accounting policies, significant judgments and use of estimates

We have prepared our consolidated financial statements in accordance with U.S. GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We based our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The economic uncertainty in the current environment caused by the COVID-19 pandemic could limit our ability to accurately make and evaluate our estimates and judgments.

Actual results could therefore differ materially from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to understanding and evaluating our reported consolidated financial results.

Revenue recognition

Our product revenue primarily consists of sale of our Aurora, Aurora CS and Northern Lights systems, instrument accessories, such as loaders and, to a lesser extent, consumables such as reagents. We offer multiple versions of our Aurora and Northern Lights systems with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.

Our service revenue consists of post-warranty service contracts, preventative maintenance plans, repairs, installation and quality check, customer training and other specialized product support services. We recognize service contract revenue ratably over the term of the contract and other service obligations as they are performed. Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under the contract with customers guidance. Performance obligations are considered distinct if they are both capable of being distinct, and distinct within the context of the contract. The Company identified the following performance obligations in the contracts: product sales of instrument systems, installation on instrument systems, delivery of instrument accessories such as loaders, consumables, reagents, extended service contracts and professional services revenue for post-warranty service contracts, preventative maintenance plans, repairs, installations, training, time and material services and other specialized support services. A good or service is distinct when the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and is distinct in the context of the contract, where the transfer of the good or service is separately identifiable from other promises in the contract.

Payments from customers are in arrears. For arrangements where the anticipated period between timing of transfer of services and the timing of payment is one year or less, we have elected to not assess whether a significant financing component exists. For arrangements with terms greater than one year, payments are received up-front and are for reasons other than financing. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods.

Certain of our sales contracts involve the delivery or performance of multiple products and services within contractually binding arrangements. Significant judgment is sometimes required to determine the appropriate accounting for such arrangements, including whether the deliverables specified in a contract with multiple promises should be treated as separate performance obligations for revenue recognition purposes and, if so, how the related sales price should be allocated among the performance obligations, when to recognize revenue for each performance obligation, and the period over which revenue should be recognized. For most of our performance obligations, we have established the stand-alone selling prices (“SSP”) as a range rather than a single value, based on standalone sales of products. We allocate revenue to the performance obligations based on their relative standalone selling prices SSP.

Taxes, such as sales, value-add and other taxes, collected from customers concurrent with revenue generating activities and remitted to governmental authorities are not included in revenue. Shipping and handling costs associated with outbound freight are accounted for as a fulfillment cost and are included in cost of sales.

The following describes the nature of our primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions we enter into with our customers.

Product revenue

Our standard arrangement for sales to end users is generally a purchase order or an executed contract. Product revenue is recognized upon transfer of control of the product to the customer, which, for us, generally occurs at a point in time depending on the shipping terms. Payment terms are generally 30 to 90 days from the date of invoicing.

Our distributor arrangements with our customers include a purchase order. The purchase order is governed by terms and conditions of the distributor agreements. Revenue is recognized upon transfer of control of the products to the distributor, which for us, occurs at a point in time depending on the shipping terms.

Service revenue

Our services are primarily a mix of service contracts, installation services, and time and material-based repair and support. We recognize revenue from the sale of service contracts over the respective period, while revenue on product support is recognized as the services are performed. Service contracts are typically between one and three years. Payment terms are generally 30 days from the date of invoicing. Installation revenue is recognized upon completion of the installation, which, for us, occurs at a point in time.

Contract assets and contract liabilities

Contract assets are recorded when the amount of revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. As of December 31, 2021 and 2020, we had immaterial amounts of contract assets included within prepaid expenses and other current assets on the consolidated balance sheets.

Contract liabilities consist of fees invoiced or paid by our customers for which the associated services have not been performed and revenue has not been recognized based on our revenue recognition criteria described above. Such amounts are reported as deferred revenue for service and customer deposits for instruments on the consolidated balance sheets. Deferred revenue that is expected to be recognized during the following 12 months is recorded as a current liability and the remaining portion is recorded as noncurrent.

Assurance-type product warranties

We provide a one-year assurance-type warranty that is included with the sale of our instruments. At the time revenue is recognized for the products, we establish an accrual for estimated warranty expense based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the historical repair costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products could result in actual expenses that are below those currently estimated.

Goodwill and intangible assets

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. We adopted this guidance during the year ended December 31, 2019, and the adoption did not have a material impact on the consolidated financial statements.

We recognize goodwill in accounting for business combinations based on the amount by which the total consideration transferred, exceeds the fair value of identifiable assets acquired and liabilities assumed. Identifiable intangible assets other than goodwill are primarily comprised of patents and trademarks which amortize on a straight-line basis over an assigned useful life based on management’s estimate of the period the asset is expected to contribute to future cash flows.

We assess our goodwill and indefinite-lived intangible assets for impairment at least annually in the fourth quarter, or more frequently if factors indicate impairment may exist. Our qualitative goodwill impairment analysis consists of assessing whether any events or circumstances listed in ASC 350-20-35-3A (“triggering events”) existed or occurred in the year under review to the date of the financial statements. The qualitative analysis assesses macroeconomic conditions, market, and industry considerations, change in cost factors, overall company financial performance, and any events affecting the reporting unit. Based on the qualitative analysis results, we determined that it is more likely than not that the fair values of the reporting unit exceed the carrying value and that no triggering events were noted that would require a quantitative impairment assessment in the fiscal year.

Stock-based compensation

We maintain an equity incentive compensation plan under which incentive stock options and nonqualified stock options to purchase common stock, and restricted stock units for common stock, are granted primarily to employees and non-employee consultants.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The fair value of stock options is estimated using the Black- Scholes option pricing model. We record forfeitures as they occur.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock- based awards. These variables include the per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and expected stock price volatility over the expected term. For all stock options granted, we calculated the expected term using the simplified method for standard stock option awards. After our IPO, the fair value of our common stock is determined by the closing price of our common stock on the date of grant as reported on the Nasdaq Global Select Market. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Year ended December 31,
	2021	2020
Expected term (in years)	6.05	5.96
Expected volatility	90%	83%
Risk-free interest rate	1%	1%
Dividend yield	—	—

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

Common stock valuation

There was no public market for our common stock prior to our IPO. As such, the estimated fair value of our common stock was determined at each grant date by our board of directors, with input from management, based on the information known to us on the grant date and upon review of any recent events and their potential impact on the estimated per share fair value of our common stock. As part of these fair value determinations, our Board of Directors obtained and considered valuation reports prepared by third-party valuation firms in accordance with the guidance outlined in the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In contemplation of an IPO, we began using a hybrid approach in determining the fair value of our common stock that includes a probability-weighted expected return method, or PWERM, and an option pricing method, or OPM. Under a PWERM, the fair market value of the common stock is estimated based upon an analysis of future values for the enterprise assuming various future outcomes. Within one of those potential outcomes, we utilized the OPM. The OPM treats the rights of the holders of redeemable convertible preferred stock and common stock as equivalent to that of call options on any value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of redeemable convertible preferred stock, as well as their rights to participation and conversion. Based on the timing and nature of an assumed liquidity event in each scenario, a discount for lack of marketability either was or was not applied to each scenario, as appropriate. We then probability-weighted the value of each expected outcome to arrive at an estimate of fair value per share of common stock.

In addition to considering the results of these third-party valuation reports, our board of directors used assumptions based on various objective and subjective factors, combined with management judgment, to determine the fair value of our common stock as of each grant date, including:

•
the prices at which we sold shares of redeemable convertible preferred stock and the superior rights and preferences of the redeemable convertible preferred stock relative to our common stock at the time of each grant;

•
external market conditions affecting the life sciences research and development industry and trends within the industry;

•
our stage of development and business strategy;

•
our financial condition and operating results, including our levels of available capital resources, and forecasted results;

•
developments in our business;

•
the progress of our research and development efforts;

•
equity market conditions affecting comparable public companies; and

•
general United States market conditions and the lack of marketability of our common stock.

Application of these approaches involves the use of estimates, judgment and assumptions that are subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Litigation settlement liability

We are not currently involved in legal proceedings as December 31, 2021. In case we will be involved in legal proceedings, we are required to assess the probability of loss and amount of such loss, if any, in preparing our consolidated financial statements. We evaluate the likelihood of a potential loss from legal proceedings to which we are a party. We record a liability for such claims when a loss is deemed probable, and the amount can be reasonably estimated. Significant judgment may be required in the determination of both probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates. Due to the inherent uncertainties of the legal processes in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes, which could have material adverse effects on our business, financial conditions, and results of operations.

Recently adopted accounting pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.

Emerging growth company and smaller reporting company status

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

We may take advantage of these exemptions until such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest rate risk

The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2021, we had cash and cash equivalents of $364.6 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates below 1%.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cytek Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cytek Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Jose, California

March 17, 2022

We have served as the Company’s auditor since 2019.

Cytek Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$364,618	$165,231
Trade accounts receivable, net	29,760	16,990
Restricted cash	—	888
Inventories	32,171	23,018
Prepaid expenses and other current assets	5,184	2,495
Total current assets	431,733	208,622
Deferred income tax assets, noncurrent	9,173	7,378
Property and equipment, net	5,851	2,140
Goodwill	10,144	476
Intangible assets, net	4,739	274
Other noncurrent assets	1,665	1,089
Total assets	$463,305	$219,979
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$3,034	$2,944
Legal settlement liability, current	1,463	6,253
Accrued expenses	15,251	9,048
Other current liabilities	6,352	4,626
Deferred revenue, current	7,081	3,665
Total current liabilities	33,181	26,536
Legal settlement liability, noncurrent	13,745	10,959
Deferred revenue, noncurrent	9,790	3,456
Other noncurrent liabilities	1,204	737
Total liabilities	$57,920	$41,688
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock, $0.001 par value; 10,000,000 and 87,268,694 shares authorized, zero and 87,268, 694 issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of zero and $199,230 as of December 31, 2021 and 2020, respectively.	—	194,319
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 1,000,000,000 and 153,329,500 authorized shares as of December 31, 2021 and 2020, respectively; 133,749,663 and 31,241,916 issued and outstanding shares as of December 31, 2021 and 2020, respectively.	126	23
Additional paid-in capital	423,625	6,491
Accumulated deficit	(19,606)	(22,607)
Accumulated other comprehensive income	897	65
Noncontrolling interest in consolidated subsidiary	343	—
Total stockholders’ equity (deficit)	$405,385	$(16,028)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$463,305	$219,979

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020
Revenue, net:
Product	$119,519	$85,283
Service	8,431	7,556
Total revenue, net	127,950	92,839
Cost of sales:
Product	37,377	32,277
Service	11,429	8,852
Total cost of sales	48,806	41,129
Gross profit	79,144	51,710
Operating expenses:
Research and development	24,442	13,693
Sales and marketing	24,710	14,988
General and administrative	20,835	9,370
Total operating expenses	69,987	38,051
Income from operations	9,157	13,659
Other income (expense):
Interest expense	(1,741)	(333)
Interest income	49	110
Other income (expense), net	(1,527)	994
Total other income (expense), net	(3,219)	771
Income before income taxes	5,938	14,430
Provision for (benefit from) income taxes	2,911	(4,981)
Net income	$3,027	$19,411
Less: net income allocated to noncontrolling interests	(26)	-
Less: net income allocated to participating securities	(3,001)	(16,195)
Net income attributable to common stockholders, basic and diluted	$-	$3,216
Net income attributable to common stockholders per share, basic	$-	$0.11
Net income attributable to common stockholders per share diluted	$-	$0.10
Weighted-average shares used in calculating net income per share, basic	76,741,858	29,126,792
Weighted-average shares used in calculating net income per share, diluted	81,542,729	32,599,847
Comprehensive income:
Net income	$3,027	$19,411
Foreign currency translation adjustment, net of tax	832	212
Net comprehensive income	$3,859	$19,623

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable convertible				Additional		Accumulated other	Noncontrolling	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiary	equity (deficit)
Balances at December 31, 2019	69,516,626	$74,653	28,397,955	$21	$443	$(42,018)	$(147)	$—	$(41,701)
issuance of Series D redeemable convertible preferred stock, net of issuance costs of $334	17,752,068	119,666							—
Exercise of stock options			756,416	1	194				195
Stock-based compensation					611				611
Stock issuance for litigation settlement			2,087,545	1	5,243				5,244
Foreign currency translation adjustment, net of tax							212		212
Net income						19,411			19,411
Balances at December 31, 2020	87,268,694	$194,319	31,241,916	$23	$6,491	$(22,607)	$65	$—	$(16,028)
Exercise of stock options			1,289,652	2	642				644
Stock-based compensation					6,586				6,586
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs			13,949,401	14	215,675				215,689
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(87,268,694)	(194,319)	87,268,694	87	194,231				194,318
Foreign currency translation adjustment, net of tax							832		832
Net income						3,001		26	3,027
Noncontrolling interest								317	317
Balances at December 31, 2021	—	$—	133,749,663	$126	$423,625	$(19,606)	$897	$343	$405,385

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$3,027	$19,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,242	603
Allowance for doubtful accounts	-	175
Stock-based compensation	6,586	611
Gain on equity method investment	(40)	—
Loss on lease exit cost	283
Provision for excess and obsolete inventory	488	1,569
Interest expenses for accretion of the legal settlement liabilities	1,690	323
Change in operating assets and liabilities:
Trade accounts receivable	(12,367)	334
Inventories	(7,068)	(5,704)
Prepaid expenses and other assets	(6,252)	(8,216)
Trade accounts payable	(256)	(55)
Accrued expenses and other liabilities	10,978	3,269
Legal settlement liabilities	(3,693)	458
Deferred revenue	10,012	2,378
Net cash provided by operating activities	4,630	15,156
Cash flows from investing activities:
Purchase of property and equipment	(4,364)	(1,547)
Acquisition of business	(17,000)	-
Payment for additional investment in Cytek Japan, net of cash acquired	371	—
Net cash used in investing activities	(20,993)	(1,547)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	—	4,082
Repayment of Paycheck Protection Program loan	(2,772)	(1,310)
Net proceeds from issuance of Series D redeemable convertible preferred stock	—	119,666
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	215,689	—
Proceeds from issuance of common stock upon exercise of stock options	642	169
Net cash provided by financing activities	213,559	122,607
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,303	(587)
Cash, cash equivalents and restricted cash:
Net increase in cash, cash equivalents and restricted cash	198,499	135,629
Cash, cash equivalents and restricted cash at beginning of period	166,119	30,490
Cash, cash equivalents and restricted cash at end of period	$364,618	$166,119
Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,863	$2,073
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$134	$—
Intangible asset in accrued expenses at period end	$93	$—
Stock option exercise in accounts receivable at period end	$—	$26
Common stock issuance for legal settlement	$—	$5,244

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc.

Notes to consolidated financial statements

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

In addition, in connection with the completion of the IPO on July 27, 2021, all outstanding shares of convertible preferred stock (see Note 11) were automatically converted into 87,268,694 shares of the Company’s common stock and were reclassified as permanent equity. Further, immediately following the closing of the IPO, the Company amended and restated its certificate of incorporation such that the total number of shares of common stock authorized to be issued was 1,000,000,000 and the total number of shares of preferred stock authorized to be issued was 10,000,000. Following the IPO, there are no shares of convertible preferred stock outstanding.

2.
Basis of presentation and summary of significant accounting policies

The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Principles of consolidation

The consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Limited (HK), Cytek Biosciences B.V. (Europe), Cytek (Shanghai) Biosciences Co., Ltd., Cytek Biosciences (Wuxi) Co., Ltd., Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. and its majority-owned subsidiary, Cytek Japan Kabushiki Kaisha (“Cytek Japan”). The noncontrolling interest is presented in stockholders’ equity (deficit) in the consolidated balance sheets and consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). All intercompany accounts and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

COVID-19 pandemic

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The future impact of the COVID-19 pandemic remains uncertain as its global impact continues to rapidly evolve. In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has impacted, and may continue to impact, the Company’s manufacturing facilities (in Fremont and San Diego, California and Wuxi, China) and its third-party manufacturers and suppliers, which could disrupt its supply chain or the availability or cost of materials. The effects of the public health directives and the Company’s work-from-home policies may negatively impact productivity, disrupt its business and delay Company’s operations, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the Company’s ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in the Company’s operations could negatively impact business, results of operations and financial condition, including its ability to obtain financing. For the year ended December 31, 2021 and 2020, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and is not aware of any specific related event or circumstances that would require the Company to revise its estimates reflected in these consolidated financial statements.

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

Foreign currency translation and transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of operations and comprehensive income have been translated at the average exchange rate for the year or the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity (deficit). Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of operations and comprehensive income.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

The Company’s cash and cash equivalents consist of money held in demand depositary accounts and money market funds. The carrying amount of cash and cash equivalents was $364.6 million and $165.2 million as of December 31, 2021 and 2020, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of December 31, 2021 and 2020.

The Company classifies restricted cash as current and noncurrent on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	December 31, 2021	December 31, 2020
Cash	$18,939	$10,651
Money market funds	345,679	154,580
Restricted cash	—	888
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$364,618	$166,119

Trade accounts receivable, net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ respective financial conditions, the amounts of receivables in dispute and the current receivables aging and current payment patterns. To the extent identified, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company’s customers have primarily been large pharmaceutical companies, biopharmaceutical companies, leading academic research centers and clinical research organizations and therefore, the Company has not had any material write-offs or allowance for doubtful accounts for the presented periods. The following is a summary of the accounts receivables allowance for doubtful accounts for the year ended December 31, 2021 and 2020 (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2019	$—
Addition during the period	175
Utilization of allowance for doubtful accounts	—
Balance at December 31, 2020	$175
Addition during the period	—
Utilization of allowance for doubtful accounts	(172)
Balance at December 31, 2021	$3

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

Goodwill and intangible assets, net

In July 2015, the Company entered into a purchase agreement with Cytek Development Technology (“Cytek Tech”) involving the acquisition of substantially all assets of Cytek Tech for the aggregate purchase amount of $900,000 in cash and the assumption of Cytek Tech liabilities. The Company recorded goodwill of $476,000 and intangible assets of $476,000 at the transaction date. The addition of goodwill in 2021 is discussed in Note 8, Acquisition.

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

Estimated Useful Lives
Patent	20 years
Trademarks	10 years
Tradename	4 years
Customer relationship	7 years
Reagent licenses	7 years
IP license	5 years

Accounting for Impairment of Long-Lived Assets

Long-lived assets with finite lives include property and equipment and acquired intangible assets. The Company evaluates long-lived assets, including acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group.

Goodwill and indefinite-lived intangible assets are not amortized but rather tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill for all periods presented.

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, trade accounts receivable, net, trade accounts payable and accrued expenses approximate their fair values.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s planned initial public offering, are capitalized, and will be offset against proceeds from the IPO upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed. On July 27, 2021, the Company completed the IPO; accordingly, the Company recognized the initial public offering costs of approximately $5.3 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. Accordingly, there were no deferred offering costs as of December 31, 2021. As of December 31, 2020 there were no capitalized deferred offering costs.

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

Advertising costs

The cost of advertising, marketing and media is expensed as incurred. For the year ended December 31, 2021 and 2020, advertising, marketing and media expenses totaled $1.8 million and $1.0 million, respectively.

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

The Company intends to reinvest its undistributed earnings of its foreign operations. Following enactment of the 2017 Tax Cuts and Jobs Act, the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the United States could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the United States to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material. The Company adopted this guidance on January 1, 2021 on a prospective basis, and the adoption did not have a material impact to the Company’s consolidated financial statements.

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

Business Combinations

The Company uses the acquisition method of accounting under ASC 805, Business Combinations. Each acquired company’s operating results are included in the Company's consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.

Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include customer relationships, trade names, and reagent licenses.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). Topic 606 and its related amendments supersede Revenue Recognition (Topic 605), issued in June 2010, and provides principles for recognizing revenue for goods and services in a manner consistent with the transfer of control of those goods and services to the customer. The Company adopted the requirements of Topic 606 using the modified retrospective method on January 1, 2018 with such adoption not having a material impact to the Company’s consolidated financial statements. Under the modified retrospective method, this guidance is applied to those contracts that were not completed as of January 1, 2019, with no restatement of contracts that were commenced and completed within fiscal years prior to January 1, 2019, and the prior period comparable financial information continues to be presented under the guidance of ASC 605, Revenue Recognition (“ASC 605”).

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("Topic 820"), which amends the disclosure requirements for fair value measurements by removing, modifying, and adding certain disclosures. This new standard was effective for the Company January 1, 2020. This will require application of the new accounting guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company adopted the requirements of Topic 820 on January 1, 2020 with such adoption not having a material impact to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("Topic 740"). The objective of the guidance is to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and to provide more consistent application to improve the comparability of financial statements. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company early adopted this guidance on January 1, 2021, and the adoption did not have a material impact to the Company’s consolidated financial statements.

Recent accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as subsequently amended (“Topic 842”), to improve financial reporting and disclosures about leasing transactions. This ASU requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, where the lease terms exceed 12 months. The recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease; both types of leases will be recognized on the balance sheet. This ASU also requires disclosures to help financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. On June 3, 2020, the FASB issued ASU 2020-05, which amended the effective dates of Topic 842 to give immediate relief from business disruptions caused by the COVID-19 pandemic and provides a one-year deferral of the effective date for nonpublic companies. Therefore, for public companies, the effective date is still December 15, 2018, while the effective date for private companies will now be fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As the Company qualifies as an emerging growth company, the new lease standard is effective for the Company on January 1, 2022. The Company will use the optional transition method to the modified retrospective approach in which Topic 842 will not be applied to comparative periods presented and incremental disclosures are not required for periods before the Company’s adoption of Topic 842. The Company has elected this transition approach as well as the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification of contracts entered into prior to January 1, 2022. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs have not been reassessed prior to the effective date, and therefore, adoption of the lease standard did not have an impact on the Company’s previously reported consolidated financial statements. The Company also elected the following practical expedients: (i) combining lease and non-lease components for all asset classes and (ii) leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets, and the associated lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company is also implementing a new software to manage the lease portfolio and perform the accounting required under Topic 842. The Company expects the adoption of Topic 842 will result in the recognition of total right-of-use assets between $13.1 million and $15.0 million and total lease liabilities between $13.7 million and $15.6 million. The Company does not expect the adoption of Topic 842 to have a material impact to the consolidated statements of operations and comprehensive income, redeemable convertible preferred stock and stockholders' equity (deficit), or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This new standard is effective for the Company in the fiscal year beginning January 1, 2023 and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

4.
Revenue from contracts with customers

Disaggregation of revenue

The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Year ended December 31,
	2021	2020
Sales channel mix
Direct sales channel	$110,520	$77,106
Distributor channel	17,430	15,733
Total revenue, net	$127,950	$92,839

Customer mix
Academia and government	$59,415	$45,674
Biotechnology, pharmaceutical, distributor and contract research organizations	68,535	47,165
Total revenue, net	$127,950	$92,839

Revenue by geographical markets is presented in Note 21, Geographic areas.

Remaining performance obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2021 (in thousands):

	Less than 1 year	Greater than 1 year
Product revenue	555	—
Service revenue	6,526	9,790
Total revenue	$7,081	$9,790

Contract balances

The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	December 31, 2021	December 31, 2020
Trade accounts receivable	$29,760	$16,990
Contract liabilities:
Deferred revenue	$16,871	$7,121
Customer deposits, which are included in 'Other current liabilities'	1,018	624
Total contract liabilities	$17,889	$7,745

The following provides a rollforward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2019	$5,253
Revenue recognized	(10,678)
Revenue deferred	13,170
Balance at December 31, 2020	$7,745
Revenue recognized	(15,008)
Revenue deferred	25,152
Balance at December 31, 2021	$17,889

5.
Balance sheet details

Inventories

The following table shows the components of inventory (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials	$17,260	$12,882
Work in progress	2,297	3,135
Finished goods	12,614	7,001
Total inventories	$32,171	$23,018

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses:
Prepaid inventory	$397	$29
Prepaid rent	201	162
Prepaid insurance	1,873	55
Other	2,132	690
Other current assets:
Tax refund receivable	(127)	1,114
Other	708	445
Total prepaid expenses and other current assets	$5,184	$2,495

Accrued expenses

The following table shows the components of accrued expenses (in thousands):

	December 31, 2021	December 31, 2020
Accrued expenses:
Accrued compensation and related benefits	$9,117	$5,563
Professional service fees	1,119	359
Purchases	2,483	2,065
Product warranty	1,760	969
Other	772	92
Total accrued expenses	$15,251	$9,048

For the product warranty analysis refer to Note 19.

Other current liabilities

The following table shows the components of other current liabilities (in thousands):

	December 31, 2021	December 31, 2020
Other current liabilities:
Customer deposits	$1,018	$624
Paycheck Protection Program loan (Note 16)	—	2,772
Income tax payable	2,476	468
Sales and use tax payable	1,403	566
Other	1,455	196
Total other current liabilities	$6,352	$4,626

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

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2020	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$154,580	$154,580	$—	$—
Total	$154,580	$154,580	$—	$—

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2021	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$345,679	$345,679	$—	$—
Total	$345,679	$345,679	$—	$—

The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

7.
Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	December 31, 2021	December 31, 2020
Laboratory equipment	$2,410	$1,396
Leasehold improvements	3,021	1,108
Construction in progress	344	-
Office and computer equipment	673	372
Furniture and fixtures	1,263	198
Total property and equipment	7,711	3,074
Less: accumulated depreciation	(1,860)	(934)
Property and equipment, net	$5,851	$2,140

Total depreciation expense for the year ended December 31, 2021, and 2020 was $908,000 and $532,000, respectively.

8.
Acquisition

On November 2, 2021, the Company completed the acquisition of the reagents business of Tonbo Biotechnologies Corporation ("Tonbo") for an aggregate cash consideration of $17 million. The acquired assets include a portfolio of life science research reagents related to cell preparation, flow cytometry, molecular immunology/polymerase chain reaction and cell culture covering application areas across immunology, apoptosis and immunoprofiling.

The acquisition was accounted for as a business combination in accordance with ASC 805. The tangible and intangible assets acquired were recorded at fair value on the acquisition date. The purchase price allocation is based upon preliminary valuations and estimates and assumptions which are subject to change within the purchase price allocation period, generally one year from the acquisition date. The following table represents the allocation of the purchase price to the assets acquired by the Company as part of the acquisition included in the Company’s consolidated balance sheets, and is reconciled to the purchase price.

Tonbo
(in thousands)
Current assets	$2,549
Fixed Assets	83
Reagent licenses	1,800
Tradename	700
Customer relationships	2,200
Total identifiable net assets acquired	7,332
Goodwill	9,668
Total	$17,000

The $9.7 million of goodwill arising from the Tonbo acquisition is primarily attributed to significant time-to-market advantages, as the Company gained immediate access to Tonbo’s products, existing relationships and business infrastructure and Tonbo’s knowledgeable and experienced workforce. The goodwill is expected to be deductible for tax purposes.

Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	Tonbo
	Fair Value	Useful life (years)
	(In thousands, except for years)
Customer relationships	$2,200	7
Reagent licenses	1,800	7
Tradename	700	4
Total	$4,700

The customer relationships intangible asset represents the fair value of the underlying relationships with Tonbo’s customers. The tradename intangible asset represents the fair value of brand and name recognition associated with the marketing of Tonbo's reagents. The reagent license intangible asset represents the fair value of access to certain antibodies to manufacture reagents.

The fair value of the customer relationships intangible asset was determined based on the excess earnings method; the fair values of the tradename intangible assets were determined based on the relief-from-royalty method; and the fair value of the reagent license intangible asset was determined based on the cost approach method. The key assumptions used in estimating the fair values of intangible assets included forecasted financial information; customer retention rates; royalty rate of 2.0% for the tradename intangible assets; discount rate of 13.0% for all intangible assets; and certain other assumptions.

All acquired intangibles are being amortized over their estimated useful lives using the straight-line method of amortization.

The fair value assigned to the assets acquired are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.

The results of operations for the acquisition are included in the consolidated financial statements of the Company from the date of the acquisition and net revenues and operating loss are not material. The Company has not included pro forma financial information related to the acquisition as the overall impact to the financial statements was not material. Transaction costs incurred by the Company related to the acquisition totaled approximately $230,000 for the year ended December 31, 2021, which were expensed and recorded as a component of general and administrative expenses in the consolidated statement of operations.

9.
Goodwill and intangible assets, net

The addition of goodwill for the year ended December 31, 2021 is discussed in Note 8. There were no changes in goodwill for the year ended December 31, 2020.

The following table shows the components of intangible assets, net (in thousands):

	December 31, 2021	December 31, 2020
Patents and trademarks	$387	$288
Tradename	700	-
IP license	476	476
Customer relationships	2,200	-
Reagent license	1,800	-
Total intangible assets	5,563	764
Less: accumulated amortization	(824)	(490)
Intangible assets, net	$4,739	$274

Total amortization expense for the year ended December 31, 2021 and 2020 were approximately $334,000, and $71,000.

10.
Legal settlement liability

On February 13, 2018, Becton, Dickinson, and Company (“BD”) filed a lawsuit against the Company alleging trade secret misappropriation and copyright infringement. On October 6, 2020, the Company entered into a Settlement, License and Equity Issuance Agreement with BD pursuant to which the Company and BD agreed to a mutual release of all claims against each other as of the date thereof (the “BD Agreement”). Additionally, BD granted Cytek a non-exclusive, irrevocable, perpetual, worldwide and non-transferrable license to certain BD patents and covenanted that it would not enforce or permit or encourage the enforcement of BD patents against Cytek or its affiliates in connection with the development, manufacture, use, importation, offer for sale or sale of its then-current instruments. In exchange, the Company agreed that Cytek and its affiliates would not dispute or challenge in a legal proceeding the validity, enforceability or scope of the applicable BD patent claims and agreed to make certain payments to BD, including (i) a one-time upfront payment of $2.0 million, (ii) a low single digit royalty payment for ten years, based on net sales of certain of its products, (iii) $6.0 million milestone payment upon the occurrence of a certain sales threshold, and (iv) a specified payment upon the closing of a change of control transaction, if any. The Company also issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020 in connection with the BD settlement. As of December 31, 2021, the specified sales milestone has been achieved.

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

The Company recorded $3.3 million and $2.5 million product cost of sales related to royalty expense for the year ended December 31, 2021 and 2020, respectively. The Company recorded $1.7 million, and $323,000 of interest expense for the year ended December 31, 2021 and 2020, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $15.2 million and $17.2 million as of December 31, 2021 and December 31, 2020, respectively, and will record licensing expense in future periods.

The following table shows the components of the legal settlement liability (in thousands):

	December 31, 2021	December 31, 2020
Current:
Legal settlement liability	$1,463	$6,253
Noncurrent:
Legal settlement liability	13,745	10,959
Total legal settlement liability	$15,208	$17,212

11.
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

The Company classified its Preferred Stock as temporary equity in the accompanying consolidated balance sheets due to terms that allow for redemption of the shares upon certain change in control events that are outside of the Company’s control, including sale or transfer of control of the Company, as holders of the Preferred Stock could cause redemption of the shares in these situations.

12.
Common stock

As of December 31, 2021, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

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

Stock Plans

As of December 31, 2021, the Company had three stock-based compensation plans (the “Plans”) which are described below.

2015 Equity Incentive Plan

In March 2015, the Board approved the 2015 Equity Incentive Plan (“2015 Plan”), which provided for the granting of stock options to employees, directors and consultants of the Company. As of December 31, 2021, there were 5,999,819 shares of common stock reserved for issuance pursuant to equity awards outstanding under the 2015 Plan. As of the effective date of the 2021 Plan described below, the 2015 Plan was terminated and no further equity awards may be granted pursuant to the 2015 Plan. Outstanding stock options granted under the 2015 Plan will continue to be governed by the provisions of the 2015 Plan until expiration or exercise, whichever is earlier.

2021 Equity Incentive Plan

In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of December 31, 2021, the total number of shares of common stock available for issuance under the 2021 Plan was 15,231,739 shares.

2021 Employee Stock Purchase Plan

In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of December 31, 2021, none of the shares have been purchased under the ESPP plan.

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

13.
Stock-based compensation plan

Stock Options

The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2019	5,219,930	$0.38	8.04	$2,825
Options granted	1,748,320	$1.37
Options exercised	(756,416)	$0.26
Options forfeited	(37,056)	$0.92
Balance as of December 31, 2020	6,174,778	$0.67	7.79	$11,405
Options granted	4,344,187	12.99
Options exercised	(1,289,652)	0.51
Options forfeited	(417,797)	5.05
Options expired	(5,666)	1.39
Balance as of December 31, 2021	8,805,850	$6.56	8.03	$147,623
Options unvested as of December 31, 2021	5,621,169	$9.96	9.11	$74,986
Options exercisable as of December 31, 2021	3,184,681	$0.56	6.11	$72,637

The weighted-average grant date fair value of options granted during the year ended December 31, 2021 and 2020 was $10.42 and $0.97 per share, respectively.

The total fair value of options vested during each of the year ended December 31, 2021 and 2020 was $1.0 million and $0.5 million, respectively.

There was $39.1 million of unrecognized stock-based compensation expense related to unvested stock options as of December 31, 2021. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.03 years as of December 31, 2021.

The Company currently uses authorized and unissued shares to satisfy option exercises.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of December 31, 2021.

RSU Awards

The following table shows RSU awards activity during the year ended December 31, 2021:

	Shares	Weighted-average grant date fair value per share
Unvested balance at December 31, 2020	-	$-
Granted	104,876	$21.10
Vested	-	$-
Forfeited	-	$-
Unvested balance at December 31, 2021	104,876	$21.10

There was $2.1 million of unrecognized stock-based compensation expense related to unvested RSU awards as of December 31, 2021. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.77 years as of December 31, 2021.

Stock-based compensation expense

The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Year ended December 31,
	2021	2020
Cost of sales	$1,508	$232
Research and development	1,877	109
Sales and marketing	1,375	183
General and administrative	1,826	87
Total stock-based compensation	$6,586	$611

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

	Year ended December 31,
	2021	2020
Expected term (in years)	6.05	5.96
Expected volatility	90%	83%
Risk-free interest rate	1%	1%
Dividend yield	—	—

Total stock-based compensation recorded for the ESPP was $58,000 for the year ended December 31, 2021.
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the initial offering period using the Black-Scholes option-pricing model:

Year ended December 31,
2021
Expected term (in years)	0.5
Expected volatility	75%
Risk-free interest rate	1%
Dividend yield	—

14.
Employee benefit plan

401(k) retirement savings plan

The Company currently maintains a 401(k) retirement savings plan the covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $770,000 and $584,000 for the year ended December 31, 2021 and 2020, respectively.

15.
Income taxes

For the years ended December 31, 2021 and 2020, income from continuing operations before taxes consisted of amounts related to U.S. operations and income associated with the Company’s foreign operations. The geographical breakdown of the Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	2021	2020
Domestic	$(1,870)	$14,136
International	7,808	294
Profits before provision for income taxes	$5,938	$14,430

Income tax expense attributable to income from continuing operations consists of (in thousands):

	2021	2020
Current provisions for income taxes:
Federal	$3,666	$1,108
State	440	580
Foreign	601	709
Total current	4,707	2,397

Deferred tax expense (benefit):
Federal	(2,529)	(4,956)
State	(579)	(1,086)
Foreign	1,312	(1,336)
Total deferred tax expense (benefit)	(1,796)	(7,378)

Total provision for (benefit from) income taxes	$2,911	$(4,981)

Tax rate reconciliation

The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	2021	2020
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	(3.9)	5.5
Foreign income taxed at different rates	(9.6)	(3.7)
Foreign-derived intangible income deduction	(3.9)	(1.5)
Research and development credits	(6.6)	(2.4)
Tax impact of foreign earnings and losses	7.8	1.1
Subpart F	23.1	-
Share-based compensation	21.7	0.7
Other permanent adjustments	1.0	(3.2)
Prior year true up due to tax rate change	(0.6)	1.9
Change in valuation allowance, net	1.1	(53.4)
Other	(2.2)	(0.5)
Effective tax rate	48.9%	(34.5)%

Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below (in thousands):

	2021	2020
Deferred tax assets
Net operating loss Carryforwards	$632	$573
Research and Development Credit Carryforward	430	156
Stock Based Compensation	155	52
Depreciation and amortization	-	38
Legal Settlement	3,544	4,216
Deferred Revenue	2,595	1,409
Inventory Reserve	792	758
Accrued bonus	776	540
Other accruals	1,510	458
Gross deferred tax assets	10,434	8,200
Valuation allowance	(483)	(418)
Net deferred tax assets	$9,951	$7,782

Deferred tax liabilities
Accounting method change	(196)	(404)
Depreciation and amortization	(581)	-
Net deferred tax liabilities	$(777)	$(404)

Net deferred tax assets (liabilities)	$9,174	$7,378

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. During 2020 the Company released the valuation allowance on its U.S. deferred tax assets. The Company believes its deferred tax assets are more likely than not to be realized except for one entity in China which is expected to incur tax losses due to research and development deductions available.

As of December 31, 2021, the Company maintained a valuation allowance with respect to one of its foreign subsidiary’s net operating loss that it believes is not more likely than not to be realized. The Company will continue to reassess the valuation allowance annually and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of $2.1 million and $2.2 million, respectively, to reduce future taxable income. The state net operating loss begins to expire in 2036 if not utilized. As of December 31, 2021 and 2020, the Company had state tax credit carryforwards of $0.8 million and $0.1 million, respectively, to offset future tax liability. The credit carryforwards are not subject to expiration.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carryforwards and tax credit carryforwards after a greater than 50% change in control in ownership. California has similar rules. The Company had performed a Section 382 analysis and determined that its capitalization have resulted in such a change in prior year and current year. Utilization of the net operating loss carryforwards and tax credit carryforwards had been subject to the annual limitations under IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of the state net operating loss carryforwards before utilization.

Uncertain Tax Positions

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2021	2020
Unrecognized tax benefits as of the beginning of the year	$737	$234
Increases related to prior year tax provisions	65	77
Increase related to current year tax provisions	519	426
Unrecognized tax benefits as of the end of the year	$1,321	$737

The Company accounts for uncertain tax positions under ASC 740. As of December 31, 2021 and 2020, there was approximately $1.3 million and $0.7 million of unrecognized tax benefits, respectively. Of the unrecognized tax benefits, $1.1 million and $0.6 million represents the amount that if recognized, would favorably affect the effective income tax rate in 2021 and 2020, respectively. The Company does not expect a significant change to its unrecognized tax benefits or recorded liabilities over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company files income tax returns in U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions. The U.S., state and foreign jurisdictions have statutes of limitations that generally range from three to five years. The Company’s federal, state and foreign income tax returns are subject to examination unless the statutes of limitations close. The Company is not currently under examination for federal, state or foreign income tax purposes.

As of December 31, 2021, the Company’s management is asserting that it is their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.

16.
Commitments and contingencies

Lease agreements

The Company leases office facilities under various non-cancelable leases that expire at various dates. Under certain leases, the Company is responsible for expenses related to operations, maintenance, repairs, and management fees that are accounted for as operating leases.

The following table shows the future minimum lease payments for the operating leases excluding minimum sublease rentals of $0.6 million due in the future under non-cancelable sublease as of December 31, 2021 (in thousands):

Operating leases
2022	$2,251
2023	2,803
2024	2,417
2025	2,215
2026	2,220
Thereafter	4,571
Total future minimum lease payments	$16,477

Rent expense totaled $2.1 million and $1.3 million for the year ended December 31, 2021 and 2020, respectively.

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

17.
Investment in Cytek Japan

In May 2019, the Company jointly formed Cytek Japan with TOMY Digital Biology (“TOMY”). Cytek Japan was created for the purpose of expanding the Company’s presence in Japan. The Company and TOMY each purchased $46,000 of common stock of Cytek

Japan. The Company previously accounted for its 50% interest in Cytek Japan as an equity method investment. The Company recorded $40,000 for its proportionate share of Cytek Japan’s earnings prior to its additional investment, which is included in other income (expense), net in the consolidated statements of operations and comprehensive income for the year ended December 31, 2021.

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

The Company recognized net assets of $1.1 million, consisting primarily of $1.0 million cash. The Company recorded noncontrolling interest of $315,000 on the consolidated financial statements as of March 31, 2021. The net income attributable to noncontrolling interest was $26,000 for the year ended December 31, 2021.

18.
Related party transactions

In February 2017, the Company entered into an agreement with a third-party manufacturing company whereby an executive officer of the Company was also a member of the third-party manufacturer’s board of directors. The executive officer of the Company resigned from the third-party manufacturer’s board of directors in February 2020. During the year ended December 31, 2020, the Company paid the third-party manufacturing company $306,000 for the purchase of inventory. The Company’s open balance was $41,000 as December 31, 2020, and is reflected in trade accounts payable and accrued expenses.

19.
Product warranty

The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	December 31, 2021	December 31, 2020
Balance, beginning of the period	$969	$734
Accrual for current year warranties	3,304	1,506
Warranty cost incurred	(2,513)	(1,271)
Balance, end of period	$1,760	$969

20.
Net income attributable to common stockholders per share

The following table sets forth the computation of the Company’s basic and diluted net income attributable to common stockholders per share for the year ended December 31, 2021 and 2020 (in thousands except share and per share data):

	Year ended December 31,
	2021	2020
Numerator
Net Income	$3,027	$19,411
Less: noncontrolling interests	(26)	$-
Less: net income allocated to participating securities	(3,001)	(16,195)

Net income attributable to common stockholders, basic and diluted	$-	$3,216

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	76,741,858	29,126,792
Effect of employee stock plans	4,800,871	3,473,055
Weighted-average common shares outstanding, attributable to common stockholders, diluted	81,542,729	32,599,847

Net income per share attributable to common stockholders, basic	$-	$0.11
Net income per share attributable to common stockholders, diluted	$-	$0.10

21.
Geographic areas

The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the year ended December 31, 2021 and 2020 was as follows (in thousands):

	Year ended December 31,
	2021	2020
United States	$72,724	$55,477
EMEA	36,967	25,912
APAC	16,078	10,740
Other	2,181	710
Total revenue, net	$127,950	$92,839

EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.

For the year ended December 31, 2021 and 2020, the Company had no major customers.

As of December 31, 2021 and December 31, 2020, the Company’s long-lived assets by geographic area were as follows (in thousands):

	December 31,	December 31,
	2021	2020

United States	$3,801	$568
APAC	2,050	1,572
Total	$5,851	$2,140

As of December 31, 2021 and December 31, 2020, substantially all of the Company’s long-lived assets were located in the United States and in Wuxi, China.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of December 31, 2021.

Material Weaknesses

Prior to the completion of our IPO in July 2021, we were a private company with limited accounting personnel to adequately execute our accounting processes to address our internal control over financial reporting. In connection with our financial statement close process for the years ended December 31, 2019 and 2020, we identified material weaknesses associated with our control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework related to (i) the lack of sufficient qualified personnel within our accounting and IT function and (ii) establishing policies and procedures to identify, select and apply U.S. GAAP in order to ensure that transactions were being appropriately recorded; and the design of appropriate control activities over information technology systems and financial and reporting processes necessary to ensure the accuracy of financial reporting and the preparation of financial statements.

Remediation efforts on previously reported material weaknesses

We are committed to remediating the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. During 2021 we executed and we continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:

•
We engaged external consultants to assist us in designing, implementing, and monitoring an appropriate system of internal control, including Information Technology General Controls.
•
We have added and will continue to add qualified personnel within our accounting and information technology function.
•
We initiated formalizing our internal controls environment and performed a risk assessment and scoped key systems and business processes, including a risk assessment at the financial statement assertion level to ensure that the level of precision of relevant controls is adequate to address the identified risks. We will continue to revise and enhance the design of existing controls and implement new controls, update documentation and strengthen supervisory reviews by our management.
•
We strengthened, and will continue to strengthen, access and segregation of duties for Information Technology General Controls related to financial accounting and reporting systems including implementing monitoring controls as appropriate.
•
We implemented automated workflows, and enhanced oversight over the execution and review of manual journal entry controls, and will continue to provide training for such enhanced oversight and review.

We plan to continue to devote significant time and attention to remediate the above material weaknesses as soon as reasonably practicable. As we continue to evaluate our controls, we will make the changes described above as well as any others needed to enhance our control environment and remediate the material weaknesses. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	Other Information

2022 Annual Meeting of Stockholders

We currently plan to hold our 2022 Annual Meeting of Stockholders on June 1, 2022. Under our bylaws, for a stockholder to propose business (other than pursuant to and in compliance with Rule 14a-8 under the Exchange Act (“Rule 14a-8”)) or make a nomination before the annual meeting, the stockholder must deliver notice to our Corporate Secretary at our principal executive offices no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting of stockholders; provided that in the event that the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which we first make a public announcement of the date of such annual meeting. Because we did not hold an annual meeting last year, we have determined that the date by which stockholders must deliver such notice for the purposes of the 2022 Annual Meeting of Stockholders is March 27, 2022.

Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in our proxy materials for the 2022 Annual Meeting of Stockholders, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to us a reasonable time before we begin to print and send our proxy materials for the meeting. For the purposes of the 2022 Annual Meeting of Stockholders, we have determined that March 27, 2022 is a reasonable time before we plan to begin printing and mailing our proxy materials. The public announcement of an adjournment or postponement of the date of the 2022 Annual Meeting of Stockholders will not commence a new time period (or extend any time period) for giving such notice under our bylaws or submitting a proposal pursuant to Rule 14a-8.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 11.	Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

The consolidated financial statements filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.

(3) List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of common stock certificate of Cytek Biosciences, Inc.	S-1/A	333-257663	4.1	07/19/2021
4.3	Description of Securities.					X
10.1+	Supply Agreement between the Registrant and Cytek (Wuxi) Biosciences Co., Ltd, a China subsidiary of Cytek Biosciences, Inc., and Coherent NA, Inc. dated August 25, 2021.	10-Q	001-40632	10.1	11/12/2021
10.2	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-40632	10.2	11/12/2021
10.3	Amended and Restated Investors’ Rights Agreement, by and among Cytek Biosciences, Inc. and certain of its stockholders, dated October 23, 2020.	S-1	333-257663	10.1	07/02/2021
10.4	Cytek Biosciences, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-257663	10.2	07/02/2021
10.5	Forms of Option Agreement, Notice of Stock Option Grant and Exercise Notice under Cytek Biosciences, Inc. 2015 Equity Incentive Plan.	S-1	333-257663	10.3	07/02/2021
10.6	Cytek Biosciences, Inc. 2021 Equity Incentive Plan.	S-1/A	333-257663	10.4	07/19/2021
10.7	Forms of Option Agreement and Notice of Stock Option Grant under 2021 Equity Incentive Plan.	S-1/A	333-257663	10.5	07/19/2021
10.8	Cytek Biosciences, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-257663	10.6	07/19/2021
10.9	Form of Indemnification Agreement, by and between Cytek Biosciences, Inc. and each of its directors and executive officers.	S-1/A	333-257663	10.7	07/19/2021

10.10	Offer letter, by and between Cytek Biosciences, Inc. and Patrik Jeanmonod, dated October 5, 2018.	S-1	333-257663	10.9	07/02/2021
10.11	Cytek Biosciences, Inc. Amended and Restated Severance Benefit Plan.	S-1/A	333-257663	10.9	07/19/2021
10.12+	Supply and License Agreement, by and between Biotium, Inc. and Cytek Biosciences, Inc., dated as of September 1, 2020.	S-1	333-257663	10.11	07/02/2021
10.13+	Settlement, License, and Equity Issuance Agreement, by and between Becton, Dickinson and Company and Cytek Biosciences, Inc., dated October 5, 2020.	S-1	333-257663	10.12	07/02/2021
10.14	Lease, by and between Crest Properties LLC and Cytek Biosciences, Inc., dated as of July 24, 2015.	S-1	333-257663	10.13	07/02/2021
10.15	Lease, by and between SNH Medical Office Properties Trust and Cytek Biosciences, Inc., dated November 20, 2020.	S-1	333-257663	10.14	07/02/2021
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

______________________________________

+ Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the Registrant has determined that the omitted information is both not material and is the type that the Registrant treats as private and confidential.

* As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Cytek Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

Item 16. Form 10-K Summary.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cytek Biosciences, Inc.

Date: March 17, 2022	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2022	By:	/s/ Patrik Jeanmonod
Patrik Jeanmonod
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wenbin Jiang, Patrik Jeanmonod and Valerie Barnett, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wenbin Jiang	President, Chief Executive Officer and Director	March 17, 2022
Wenbin Jiang, Ph.D.	(Principal Executive Officer)

/s/ Patrik Jeanmonod	Chief Financial Officer	March 17, 2022
Patrik Jeanmonod	(Principal Financial and Accounting Officer)

/s/ Ming Yan	Chief Technology Officer and Director	March 17, 2022
Ming Yan, Ph.D.

/s/ Jack Ball	Director	March 17, 2022
Jack Ball

/s/ Tess Cameron	Director	March 17, 2022
Tess Cameron

/s/ Feng Deng	Director	March 17, 2022
Feng Deng

/s/ Gisele Dion	Director	March 17, 2022
Gisele Dion

/s/ Vera Imper	Director	March 17, 2022
Vera Imper, Ph.D.