Form 10-Q
period 2022-03-31
Cytek Biosciences, Inc.
filed 2022-05-12
CIK 1831915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 134,313,135 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

1

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Cytek Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$362,506	$364,618
Trade accounts receivable, net	30,406	29,760
Inventories	37,982	32,171
Prepaid expenses and other current assets	8,218	5,184
Total current assets	439,112	431,733
Deferred income tax assets, noncurrent	10,688	9,173
Property and equipment, net	6,504	5,851
Operating lease right-of-use assets	13,839	-
Goodwill	10,144	10,144
Intangible assets, net	4,328	4,739
Other noncurrent assets	1,264	1,665
Total assets	$485,879	$463,305
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,971	$3,034
Legal settlement liability, current	1,554	1,463
Accrued expenses	14,640	15,251
Other current liabilities	8,386	6,352
Deferred revenue, current	12,252	7,081
Total current liabilities	42,803	33,181
Legal settlement liability, noncurrent	14,635	13,745
Deferred revenue, noncurrent	7,199	9,790
Operating lease liability, non-current	12,684	-
Other noncurrent liabilities	1,116	1,204
Total liabilities	$78,437	$57,920
Commitments and contingencies (Note 17)
Redeemable convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, zero issued and outstanding as of March 31, 2022 and December 31, 2021; aggregate liquidation preference of zero as of March 31, 2022 and December 31, 2021.	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of March 31, 2022 and December 31, 2021, respectively; 134,242,930 and 133,749,663 issued and outstanding shares as of March 31, 2022 and December 31, 2021, respectively.	134	126
Additional paid-in capital	427,818	423,625
Accumulated deficit	(21,627)	(19,606)
Accumulated other comprehensive income	911	897
Noncontrolling interest in consolidated subsidiary	206	343
Total stockholders’ equity	$407,442	$405,385
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$485,879	$463,305

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2022	2021
Revenue, net:
Product	$31,481	$22,700
Service	3,583	1,572
Total revenue, net	35,064	24,272
Cost of sales:
Product	11,767	7,308
Service	3,120	2,478
Total cost of sales	14,887	9,786
Gross profit	20,177	14,486
Operating expenses:
Research and development	8,025	5,094
Sales and marketing	6,960	4,277
General and administrative	7,549	3,983
Total operating expenses	22,534	13,354
(Loss) income from operations	(2,357)	1,132
Other income (expense):
Interest expense	(590)	(375)
Interest income	18	10
Other expense, net	(374)	(615)
Total other expense, net	(946)	(980)
(Loss) income before income taxes	(3,303)	152
(Benefit from) provision for income taxes	(1,145)	50
Net (loss) income	$(2,158)	$102
Less: net loss allocated to noncontrolling interests	137	-
Less: net income allocated to participating securities	—	(102)
Net (loss) income attributable to common stockholders, basic and diluted	$(2,021)	$-
Net (loss) income attributable to common stockholders per share, basic	$(0.02)	$-
Net (loss) income attributable to common stockholders per share, diluted	$(0.02)	$-
Weighted-average shares used in calculating net (loss) income per share, basic	133,902,523	31,557,473
Weighted-average shares used in calculating net (loss) income per share, diluted	133,902,523	35,757,157
Comprehensive (loss) income:
Net (loss) income	$(2,158)	$102
Foreign currency translation adjustment, net of tax	14	202
Net comprehensive (loss) income	$(2,144)	$304

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable convertible					Additional				Accumulated other		Noncontrolling		Total
	preferred stock		Common stock			paid-in		Accumulated		comprehensive		interest in consolidated		stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount		capital		deficit		income		subsidiary		equity
Balances at December 31, 2021	-	$-	133,749,663	$126		$423,625		$(19,606)		$897		$343		$405,385
Exercise of stock options			493,267	8		356								364
Stock-based compensation						3,837								3,837
Foreign currency translation adjustment, net of tax										14				14
Net loss								(2,021)						(2,021)
Noncontrolling interest												(137)		(137)
Balances at March 31, 2022	-	$-	134,242,930	$134		$427,818		$(21,627)		$911		$206		$407,442

	Redeemable convertible					Additional				Accumulated other		Noncontrolling		Total
	preferred stock		Common stock			paid-in		Accumulated		comprehensive		interest in consolidated		stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount		capital		deficit		income		subsidiary		equity (deficit)
Balances at December 31, 2020	87,268,694	$194,319	31,241,916	$23		$6,491		$(22,607)		$65		$—		$(16,028)
Exercise of stock options			533,540	1		195								196
Stock-based compensation						456								456
Foreign currency translation adjustment, net of tax										202				202
Net income								102						102
Noncontrolling interest												315		315
Balances at March 31, 2021	87,268,694	$194,319	31,775,456	$24	—	$7,142	—	$(22,505)	—	$267	—	$315	—	$(14,757)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,158)	$102
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	794	167
Amortization of operating lease-right-of use assets	676	-
Stock-based compensation	3,837	456
Gain on equity method investment	-	(40)
Provision for excess and obsolete inventory	74	321
Interest expenses for accretion of the legal settlement liabilities	498	372
Change in operating assets and liabilities:
Trade accounts receivable	(1,038)	2,236
Inventories	(5,921)	(3,614)
Prepaid expenses and other assets	(4,351)	(477)
Trade accounts payable	2,782	112
Accrued expenses and other liabilities	555	135
Legal settlement liabilities	482	429
Deferred revenue	2,581	1,736
Lease liabilities	(291)	-
Net cash (used in) provided by operating activities	(1,480)	1,935
Cash flows from investing activities:
Purchase of property and equipment	(780)	(509)
Payment for additional investment in Cytek Japan, net of cash acquired	-	371
Net cash used in investing activities	(780)	(138)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	364	187
Net cash provided by financing activities	364	187
Effect of exchange rate changes on cash and cash equivalents	(216)	481
Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(2,112)	2,465
Cash and cash equivalents at beginning of period	364,618	166,119
Cash and cash equivalents at end of period	$362,506	$168,584
Supplemental disclosure of cash flow information:
Cash paid for taxes	$75	$125
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$228	$—
Intangible asset in accrued expenses at period end	$40	$—
Stock option exercise in accounts receivable at period end	$—	$9
Deferred financing costs in accounts payable at period end	$—	$369

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

Principles of consolidation

The unaudited interim consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Limited (HK), Cytek Biosciences B.V. (Europe), Cytek (Shanghai) Biosciences Co., Ltd., Cytek Biosciences (Wuxi) Co., Ltd., Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. and its majority-owned subsidiary, Cytek Japan Kabushiki Kaisha (“Cytek Japan”). The noncontrolling interest is presented in stockholders’ equity in the consolidated balance sheets and consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). All intercompany accounts and transactions have been eliminated in consolidation.

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

COVID-19

The global COVID-19 pandemic continues to evolve and the Company intends to continue to monitor it closely. In response to the COVID-19 pandemic and various resulting government directives, the Company took proactive measures to protect the health and safety of its employees, contractors, customers and visiting vendors and suppliers, including implementing social distancing and other protective measures, restricting business travel and limiting access to its facilities to vendors, suppliers and partners who are critical to its business operations. The Company communicates regularly with its suppliers so that its supply chain remains intact, and the Company has not experienced any material supply issues. The Company also developed, and continues to develop, remote learning capabilities to help its customers and partners operate and reduce the number of required customer/partner on-site visits for its field application scientists and field support engineers to comply with travel restrictions and country-specific quarantine requirements. While the COVID-19 pandemic has not had a material adverse effect on the Company's business, results of operations or the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures, given the considerable uncertainty around the duration and extent of the pandemic, the related financial and operational impact cannot be reasonably estimated. The Company continues to monitor the implications of the COVID-19 pandemic on its business, as well as its customers’ and suppliers’ business. Potential impacts of the COVID-19 pandemic, some of which the Company has already experienced, include those described throughout the “Risk Factors” section, including “A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide could adversely affect our business. The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate."

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

Foreign currency translation and transactions

The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited interim consolidated statements of operations and comprehensive income have been translated at the average exchange rate for the year or the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the unaudited interim consolidated statements of operations and comprehensive income.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

The Company’s cash and cash equivalents consist of money held in demand depositary accounts and money market funds. The carrying amount of cash and cash equivalents was $362.5 million and $364.6 million as of March 31, 2022 and December 31, 2021, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of March 31, 2022 and December 31, 2021.

The following is a summary of cash and cash equivalents on the consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Cash	$18,445	$18,939
Money market funds	344,061	345,679
Total cash and cash equivalents as presented on the consolidated statements of cash flows	$362,506	$364,618

Trade accounts receivable, net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ respective financial conditions, the amounts of receivables in dispute and the current receivables aging and current payment patterns. To the extent identified, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company’s customers have primarily been large pharmaceutical companies, biopharmaceutical companies, leading academic research centers and clinical research organizations and therefore, the Company has not had any material write-offs or allowance for doubtful accounts for the presented periods. The following is a summary of the accounts receivables allowance for doubtful accounts for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2020	$175
Addition during the period	-
Utilization of allowance for doubtful accounts	(172)
Balance at December 31, 2021	$3
Addition during the period	—
Utilization of allowance for doubtful accounts	—
Balance at March 31, 2022	$3

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

The carrying amounts reflected in the unaudited interim consolidated balance sheets for cash and cash equivalents, trade accounts receivable, net, trade accounts payable and accrued expenses approximate their fair values.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s planned initial public offering, are capitalized, and will be offset against proceeds from the IPO upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed. On July 27, 2021, the Company completed the IPO; accordingly, the Company recognized the initial public offering costs of approximately $5.3 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. Accordingly, there were no deferred offering costs as of March 31, 2022 and December 31, 2021.

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

Advertising costs

The cost of advertising, marketing and media is expensed as incurred. For the three months ended March 31, 2022 and 2021, advertising, marketing and media expenses totaled $0.4 million and $0.2 million, respectively.

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

Net (loss) income attributable to common stockholders per share

Basic net (loss) income attributable to common stockholders per share and diluted net (loss) income attributable to common stockholders per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net (loss) income per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net (loss) income per share for the holders of shares of the Company’s common stock and participating securities. The Company’s redeemable convertible preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. The participating securities include a contractual obligation to participate in the income of the Company and are included in the calculation of net (loss) income per share in the periods in which net (loss) income is recorded.

Diluted net (loss) income attributable to common stockholders per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on non-cumulative dividend rights if and when declared and then to common and preferred stockholders based on ownership interests. The weighted-average number of shares of common stock included in the computation of diluted net (loss) income attributable to common stockholders per share gives effect to all potentially dilutive common stock equivalents, including outstanding options and redeemable convertible preferred stock.

Common stock equivalents are excluded from the computation of diluted net (loss) income attributable to common stockholders per share if their effect is antidilutive.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to improve financial reporting and disclosures about leasing transactions. This ASU requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases, for substantially all leases. The recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease; both types of leases will be recognized on the balance sheet. This ASU also requires disclosures to help financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. As the Company qualifies as an emerging growth company, the new lease standard was adopted by the Company on its effective date of January 1, 2022. The Company used the optional transition method to the modified retrospective approach in which results for reporting periods beginning on January 1, 2022 are presented under Topic 842, while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under ASC Topic 840, Leases.

A number of practical expedients and policy elections are available under the new guidance to reduce the burden of adoption and ongoing compliance with Topic 842. The Company elected the "package of practical expedients" permitted under the transition guidance, which did not require reassessment of whether contracts entered into prior to January 1, 2022 are or contain leases, and allowed carryforward of the historical lease classification for existing leases. The Company has not elected to adopt the “hindsight” practical expedient, and therefore will measure the right-of-use (ROU) asset and lease liability using the remaining portion of the lease term at adoption on January 1, 2022.

The Company made an accounting policy election under Topic 842 not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or January 1, 2022 for existing leases upon the adoption of Topic 842). The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by any lease incentives.

Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the consumer price index). Subsequent changes an index and other periodic market-rate adjustments to base rent are recorded in variable lease expense in the period incurred. Residual value guarantees and payments for terminating a lease are included in the lease payments only when it is probable they will be incurred.

The Company’s leases may include a non-lease component representing additional services transferred to the Company, such as common area maintenance for real estate. The Company made an accounting policy election to account for each separate lease component and the non-lease components associated with that lease component as a single lease component. The non-lease components are generally variable in nature and recorded in variable lease expense in the period incurred.

The Company uses its incremental borrowing rate to determine the present value of lease payments, as the Company’s leases do not have a readily determinable implicit discount rate. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term and amount in a similar economic environment. Judgement is applied in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, currency, and economic environment in determining the incremental borrowing rate to apply to each lease.

Adoption of Topic 842 resulted in the recording of ROU assets and lease liabilities related to the Company’s operating leases of approximately $14.6 million and $15.2 million, respectively, on January 1, 2022. The adoption of the new lease standard did not materially impact our consolidated net income or consolidated cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. Refer to Note 16 for additional disclosures.

Recent accounting pronouncements not yet adopted

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

14

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

4.
Revenue from contracts with customers

Disaggregation of revenue

The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended March 31,
	2022	2021
Sales channel mix
Direct sales channel	$30,919	$19,862
Distributor channel	4,145	4,410
Total revenue, net	$35,064	$24,272

Customer mix
Academia and government	$14,407	$10,116
Biotechnology, pharmaceutical, distributor and contract research organizations	20,657	14,156
Total revenue, net	$35,064	$24,272

Revenue by geographical markets is presented in Note 21, Geographic areas.

Remaining performance obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2022 (in thousands):

	Less than 1 year	Greater than 1 year
Product revenue	293	—
Service revenue	11,959	7,199
Total revenue	$12,252	$7,199

Contract balances

The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	March 31, 2022	December 31, 2021
Trade accounts receivable	$30,406	$29,760
Contract liabilities:
Deferred revenue	$19,451	$16,871
Customer deposits, which are included in 'Other current liabilities'	1,166	1,018
Total contract liabilities	$20,617	$17,889

The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2020	$7,745
Revenue recognized	(15,008)
Revenue deferred	25,152
Balance at December 31, 2021	$17,889
Revenue recognized	(7,307)
Revenue deferred	10,035
Balance at March 31, 2022	$20,617

5.
Balance sheet details

Inventories

The following table shows the components of inventory (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$21,177	$17,260
Work in progress	1,507	2,297
Finished goods	15,298	12,614
Total inventories	$37,982	$32,171

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses:
Prepaid inventory	$1,066	$397
Prepaid rent	307	201
Prepaid insurance	928	1,873
Other	2,645	2,132
Other current assets:
Other receivables	1,587	-
Tax refund receivable	9	(127)
Other	1,676	708
Total prepaid expenses and other current assets	$8,218	$5,184

Accrued expenses

The following table shows the components of accrued expenses (in thousands):

	March 31, 2022	December 31, 2021
Accrued expenses:
Accrued compensation and related benefits	$6,458	$9,117
Professional service fees	799	1,119
Purchases	4,908	2,483
Product warranty	1,611	1,760
Other	864	772
Total accrued expenses	$14,640	$15,251

For the product warranty analysis refer to Note 19.

Other current liabilities

The following table shows the components of other current liabilities (in thousands):

	March 31, 2022	December 31, 2021
Other current liabilities:
Customer deposits	$1,166	$1,018
Income tax payable	2,741	2,476
Sales and use tax payable	1,321	1,403
Operating lease liability, current	2,214	—
Other	944	1,455
Total other current liabilities	$8,386	$6,352

17

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

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2021	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$345,679	$345,679	$—	$—
Total	$345,679	$345,679	$—	$—

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	March 31,	assets	inputs	inputs
	2022	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$344,061	$344,061	$—	$—
Total	$344,061	$344,061	$—	$—

The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

7.
Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$2,952	$2,410
Leasehold improvements	3,382	3,021
Construction in progress	163	344
Office and computer equipment	705	673
Furniture and fixtures	1,504	1,263
Total property and equipment	8,706	7,711
Less: accumulated depreciation	(2,202)	(1,860)
Property and equipment, net	$6,504	$5,851

Total depreciation expense for the three months ended March 31, 2022, and 2021 was $341,000 and $167,000, respectively.

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

9.
Goodwill and intangible assets, net

The addition of goodwill for the year ended December 31, 2021 is discussed in Note 8. There were no changes in goodwill for the three months ended March 31, 2022.

The following table shows the components of intangible assets, net (in thousands):

	March 31, 2022	December 31, 2021
Patents and trademarks	$429	$387
Tradename	700	700
IP license	476	476
Customer relationships	2,200	2,200
Reagent license	1,800	1,800
Total intangible assets	5,605	5,563
Less: accumulated amortization	(1,277)	(824)
Intangible assets, net	$4,328	$4,739

Total amortization expense for the three months ended March 31, 2022 was approximately $453,000. The Company did not record any amortization expense for the three months ended March 31, 2021.

10.
Legal settlement liability

On February 13, 2018, Becton, Dickinson, and Company (“BD”) filed a lawsuit against the Company alleging trade secret misappropriation and copyright infringement. On October 6, 2020, the Company entered into a Settlement, License and Equity Issuance Agreement with BD pursuant to which the Company and BD agreed to a mutual release of all claims against each other as of the date thereof (the “BD Agreement”). Additionally, BD granted Cytek a non-exclusive, irrevocable, perpetual, worldwide and non-transferrable license to certain BD patents and covenanted that it would not enforce or permit or encourage the enforcement of BD patents against Cytek or its affiliates in connection with the development, manufacture, use, importation, offer for sale or sale of its then-current instruments. In exchange, the Company agreed that Cytek and its affiliates would not dispute or challenge in a legal proceeding the validity, enforceability or scope of the applicable BD patent claims and agreed to make certain payments to BD, including (i) a one-time upfront payment of $2.0 million, (ii) a low single digit royalty payment for ten years, based on net sales of certain of its products, (iii) $6.0 million milestone payment upon the occurrence of a certain sales threshold, and (iv) a specified payment upon the closing of a change of control transaction, if any. The Company also issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020 in connection with the BD settlement. In the fourth quarter of 2021, the Company achieved the milestone and made the payment.

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

The Company recorded $0.8 million and $0.7 million product cost of sales related to royalty expense for the three months ended March 31, 2022 and 2021, respectively. The Company recorded $0.5 million and $0.4 million of interest expense for the three months ended March 31, 2022 and 2021, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $16.2 million and $15.2 million as of March 31, 2022 and December 31, 2021, respectively, and will record licensing expense in future periods.

The following table shows the components of the legal settlement liability (in thousands):

	March 31, 2022	December 31, 2021
Current:
Legal settlement liability	$1,554	$1,463
Noncurrent:
Legal settlement liability	14,635	13,745
Total legal settlement liability	$16,189	$15,208

20

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

The Company classified its Preferred Stock as temporary equity in the accompanying unaudited interim consolidated balance sheets due to terms that allow for redemption of the shares upon certain change in control events that are outside of the Company’s control, including sale or transfer of control of the Company, as holders of the Preferred Stock could cause redemption of the shares in these situations.

12.
Common stock

As of March 31, 2022, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

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

13.
Stock-based compensation plan

Stock Plans

As of March 31, 2022, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2021 Equity Incentive Plan

In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of March 31, 2022, the total number of shares of common stock available for issuance under the 2021 Plan was 19,166,790 shares.

2021 Employee Stock Purchase Plan

In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of March 31, 2022, none of the shares have been purchased under the ESPP plan.

Stock option valuation assumptions

The Company estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option pricing model. The model assumptions include expected volatility, expected term, dividend yield, and the risk-free interest rate. The expected volatility was based on the volatility of a group of similar entities. The Company derived expected term by using the “simplified” method (the expected term is determined as the average of the time-to-vesting and contractual life of the option), as the Company has limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. The Company based the risk-free rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the option. The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future, and therefore used an expected dividend yield of zero in the valuation model.

Stock Options

The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2021	8,805,850	$6.56	8.03	$147,623
Options granted	458,359	13.64
Options exercised	(493,267)	0.75
Options forfeited	(437,588)	9.49
Options expired	(25,664)	1.08
Balance as of March 31, 2022	8,307,690	$7.15	7.89	$47,674,457
Options exercisable as of March 31, 2022	3,156,445	$0.99	6.25	$30,969,411

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 was $9.04 and $3.49 per share, respectively.

There was $37.1 million of unrecognized stock-based compensation expense related to unvested stock options as of March 31, 2022. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.86 years as of March 31, 2022.

The Company currently uses authorized and unissued shares to satisfy option exercises.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of March 31, 2022.

RSU Awards

The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share
Unvested balance at December 31, 2021	104,876	$21.10
Granted	1,025,743	$13.66
Vested	—	—
Forfeited	(9,802)	$16.93
Unvested balance at March 31, 2022	1,120,817	$14.32

There was $15.0 million of unrecognized stock-based compensation expense related to unvested RSU awards as of March 31, 2022. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.87 years as of March 31, 2022.

Stock-based compensation expense

The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended March 31,
	2022	2021
Cost of sales	$707	$112
Research and development	1,265	119
Sales and marketing	778	130
General and administrative	1,087	95
Total stock-based compensation	$3,837	$456

The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended March 31,
	2022	2021
Expected term (in years)	6.02	5.98
Expected volatility	75%	91%
Risk-free interest rate	2%	1%
Dividend yield	—	—

Total stock-based compensation recorded for the ESPP was $163,000 for the three months ended March 31, 2022.
The Company's first offering under the ESPP to qualified employees commenced on December 1, 2021. The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the initial offering period using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2022	2021
Expected term (in years)	0.5	—
Expected volatility	75%	—%
Risk-free interest rate	1%	—%
Dividend yield	—	—

23

14.
Employee benefit plan

401(k) retirement savings plan

The Company currently maintains a 401(k) retirement savings plan the covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $249,000 and $170,000 for the three months ended March 31, 2022 and 2021, respectively.

15.
Income taxes

The Company's effective tax rate from continuing operations was 34.7% and 32.9% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate for the three months ended March 31, 2022 is higher than the U.S. federal statutory tax rate due to nondeductible stock-based compensation, the Company’s mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits. The effective income tax rate for the three months ended March 31, 2021 was higher than the U.S federal statutory tax rate primarily due to near breakeven results which caused an inflated tax rate.

16.
Lease

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under Topic 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

The Company leases office facilities and equipment from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 7.25 years. Some leases include one or more options to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to 5 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants. The Company is a sub-lessor in an agreement with a term of 3 years.

Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

Three Months Ended
March 31, 2022
Operating lease cost	$782
Short-term lease cost	13
Total lease cost	$795

For the three months ended March 31, 2022, sublease income was $66,000, recorded as other income.

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended
March 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$348

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$14,564

Supplemental balance sheet information related to leases is as follows (in thousands):

March 31, 2022
Operating lease right-of-use assets	$13,839
Included in other current liabilities:
Operating lease liabilities, current	$2,214
Operating lease liabilities, noncurrent	12,684
Total operating lease liabilities	$14,898

Weighted-average remaining lease term - operating leases:	6.2

Weighted-average discount rate - operating leases:	3.0%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of March 31, 2022 is as follows (in thousands):

2022 (excluding the three months ended March 31)	$1,847
2023	2,792
2024	2,473
2025	2,200
2026	2,202
Thereafter	4,547
Total lease payments	$16,061
Less imputed interest	(1,163)
Total present value of lease liabilities	$14,898

As of December 31, 2021, a summary of our future minimum lease payments, as determined under Topic 840, for all non-cancelable operating leases, excluding minimum sublease rentals of $0.6 million due in the future under a non-cancelable sublease, was as follows (in thousands):

Operating leases
2022	$2,251
2023	2,803
2024	2,417
2025	2,215
2026	2,220
Thereafter	4,571
Total future minimum lease payments	$16,477

17.
Commitments and contingencies

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

18.
Investment in Cytek Japan

In May 2019, the Company jointly formed Cytek Japan with TOMY Digital Biology (“TOMY”). Cytek Japan was created for the purpose of expanding the Company’s presence in Japan. The Company and TOMY each purchased $46,000 of common stock of Cytek Japan. The Company previously accounted for its 50% interest in Cytek Japan as an equity method investment. The Company recorded $40,000 for its proportionate share of Cytek Japan’s earnings prior to its additional investment, which is included in other income (expense), net in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2022.

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

The Company recognized net assets of $1.1 million, consisting primarily of $1.0 million cash. The Company recorded noncontrolling interest of $315,000 on the unaudited interim consolidated financial statements as of March 31, 2021. The net loss attributable to noncontrolling interest was $137,000 for the three months ended March 31, 2022.

19.
Product warranty

The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Balance, beginning of the period	$1,760	$969
Accrual for current year warranties	158	3,304
Warranty cost incurred	(307)	(2,513)
Balance, end of period	$1,611	$1,760

20.
Net (loss) income attributable to common stockholders per share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income attributable to common stockholders per share for the three months ended March 31, 2022 and 2021 (in thousands except share and per share data):

	Three months ended March 31,
	2022	2021
Numerator
Net (loss) income	$(2,158)	$102
Less: noncontrolling interests	137	$-
Less: net income allocated to participating securities	-	(102)

Net (loss) income attributable to common stockholders, basic and diluted	$(2,021)	$-

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	133,902,523	31,557,473
Effect of employee stock plans	-	4,199,684
Weighted-average common shares outstanding, attributable to common stockholders, diluted	133,902,523	35,757,157

Net (loss) income per share attributable to common stockholders, basic	(0.02)	$-
Net (loss) income per share attributable to common stockholders, diluted	(0.02)	$-

Share-based compensation awards of approximately 3.2 million and 0.1 million shares for the three months ended March 31, 2022 and 2021, respectively, were outstanding but were not included in the computation of diluted net (loss) income per share attributable to common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

21.
Geographic areas

The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three months ended March 31,
	2022	2021
United States	$20,325	$13,348
EMEA	8,684	7,647
APAC	5,011	3,256
Other	1,044	21
Total revenue, net	$35,064	$24,272

EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.

For the three months ended March 31, 2022 and 2021, the Company had no major customers.

As of March 31, 2022 and December 31, 2021, the Company’s long-lived assets by geographic area were as follows (in thousands):

	March 31,	December 31,
	2022	2021

United States	$4,460	$3,801
APAC	2,044	2,050
Total	$6,504	$5,851

As of March 31, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets were located in the United States and in Wuxi, China.

22. Subsequent event

Investment

In May 2022, the Company’s wholly-owned Hong Kong subsidiary (“Cytek HK”) completed an investment of the $1.6 million in Tianjin Deep Analysis Intelligent Technology Development Co., Ltd, a company incorporated under the laws of the People’s Republic of China (“DeepCyto”) in consideration for the issuance of Series A preferred shares of DeepCyto, representing an ownership interest of approximately 3.3%. An entity affiliated with Northern Light Venture Capital (“NLVC”) has a significant ownership interest in DeepCyto and has a representative serving on the DeepCyto board of directors who is also a member of the Company’s board of directors and the founding managing partner of NLVC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Cytek Biosciences, Inc.

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

Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed over 1,200 instruments—primarily comprised of our Aurora and Northern Lights systems—to customers around the world, including the largest pharmaceutical companies, over 150 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we began shipping the Aurora cell sorter (“Aurora CS”), which uses our FSP technology to further broaden our potential applications across cell analysis.

We manufacture our instruments in our facilities in Fremont, California and in Wuxi, China. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.

Our total revenue was $35.1 million and $24.3 million in the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to continued demand across our full portfolio of product offerings and an increase in the average blended selling price due to product mix.

To date, we have adopted a direct sales model in North America, Europe and China, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 88% and 82% of total revenue for the three months ended March 31, 2022 and 2021, respectively, and revenue from distributors represented 12% and 18% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $8.0 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in sales of our Aurora, Northern Lights and Aurora CS systems, as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $7.0 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively.

Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.

Our net loss was $2.2 million and net income was $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The change for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 resulted primarily from expenses driven by an increase in headcount and salaries and efforts in research and development and marketing initiatives.

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

On November 2, 2021, we completed the acquisition of the reagents business of Tonbo Biotechnologies Corporation as detailed in Note 8, Acquisition, to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The acquired assets include a portfolio of life science research reagents related to cell preparation, flow cytometry, molecular immunology/polymerase chain reaction and cell culture covering application areas across immunology, apoptosis and immunoprofiling.

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

Global customer adoption

Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. As part of this effort, we increased our direct sales force by 34% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We intend to continue increasing our workforce in line with our growth.

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

	Three months ended March 31,
	2022	2021	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$30,919	$19,862	$11,057
Distributor channel	4,145	4,410	(265)
Total revenue, net	$35,064	$24,272	$10,792
Customer mix
Academia and government	$14,407	$10,116	$4,291
Biotechnology, pharmaceutical, distributor and CRO	20,657	14,156	6,501
Total revenue, net	$35,064	$24,272	$10,792

Distributors typically sell to end customers identified in other customer categories.

The table below sets forth our cumulative instruments shipped as of the dates presented:

	March 31,	December 31,
	2022	2021
Instruments shipped	1,226	1,110

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

Product. Our product revenue primarily consists of sales of our instruments, including the Aurora, Northern Lights and Aurora CS systems, instrument accessories, such as loaders and consumables, such as reagents. We offer multiple versions of our Aurora and Northern Lights systems with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.

Service. Our service revenue primarily consists of post-warranty service contracts, installations and repairs which are recognized over time. Post-warranty service contracts are recognized ratably over the term of the contract and installations and repair services are recognized as they are delivered to the customer.

We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $35.1 million and $24.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

Other income (expense), net

Interest expense. Interest expense consists primarily of accretion of the present value of the litigation settlement liability. See Note 10 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the settlement.

Interest income. Our interest income consists primarily of interest earned on our cash and cash equivalents which are invested in cash deposits and in money market funds.

Other expense, net. Our other expense, net consists primarily of foreign exchange gains and losses.

Income taxes

Our (benefit from) provision for income taxes consists primarily of provision for federal taxes and local taxes in the United States as well as foreign taxes. As we plan to expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our interim consolidated results of operations and comprehensive income data for the periods presented:

	Three months ended March 31,
(In thousands)	2022	2021
Revenue, net:
Product	$31,481	$22,700
Service	3,583	1,572
Total revenue, net	35,064	24,272
Cost of sales:
Product	11,767	7,308
Service	3,120	2,478
Total cost of sales	14,887	9,786
Gross profit	20,177	14,486
Operating expenses:
Research and development	8,025	5,094
Sales and marketing	6,960	4,277
General and administrative	7,549	3,983
Total operating expenses	22,534	13,354
(Loss) income from operations	(2,357)	1,132
Other income (expense):
Interest expense	(590)	(375)
Interest income	18	10
Other expense, net	(374)	(615)
(Loss) income before income taxes	(3,303)	152
(Benefit from) provision for income taxes	(1,145)	50
Net (loss) income	$(2,158)	$102
Foreign currency translation adjustment, net of tax	14	202
Net comprehensive (loss) income	$(2,144)	$304

Total revenue, net

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Revenue, net
Product	$31,481	$22,700	$8,781	39%
Service	3,583	1,572	2,011	128%
Total revenue, net	$35,064	$24,272	$10,792	44%

Total revenue, net increased by $10.8 million, or 44%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in revenue was primarily driven by an increase in product revenue due to higher unit sales of our Aurora and Northern Lights systems, sales of our Aurora CS system, which commercially launched in June 2021, recently launched reagents and consumables, and an increase in the average blended selling price due to product mix.

Product revenue increased by $8.8 million, or 39%, to $31.5 million, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in our instrument sales due to higher unit sales of our Aurora and Northern Lights systems, sales of our Aurora CS system, which commercially launched in June 2021, recently launched reagents and consumables, and an increase in the average blended selling price due to product mix.

Service revenue increased by $2.0 million, or 128%, to $3.6 million, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase in service revenue was mainly driven by more instruments coming off warranty.

Total cost of sales, gross profit and gross margin

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Cost of sales:
Product	$11,767	$7,308	$4,459	61%
Service	3,120	2,478	642	26%
Total cost of sales	$14,887	$9,786	$5,101	52%
Gross profit	$20,177	$14,486	$5,691	39%
Gross margin	58%	60%

Total cost of sales increased by $5.1 million, or 52%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This is primarily due to more instruments shipped and increased service and manufacturing headcount and associated personnel cost, including $0.6 million stock-based compensation.

Gross profit margin was 58% and 60% as a percent of total revenue for the three months ended March 31, 2022 and 2021, respectively. The decrease is primarily due to increased material costs and increased service and manufacturing headcount and associated personnel cost for the three months ended March 31, 2022.

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Product:
Revenue	$31,481	$22,700	$8,781	39%
Cost of sales	11,767	7,308	4,459	61%
Product gross profit	$19,714	$15,392	$4,322	28%
Gross margin	63%	68%

Service:
Revenue	$3,583	$1,572	$2,011	128%
Cost of sales	3,120	2,478	642	26%
Service gross profit	$463	$(906)	$1,369	-151%
Gross margin	13%	-58%

While we have seen a decrease in total gross profit margin, the gross profit margin of our service revenue has increased from (58)% in the three months ended March 31, 2021 to 13% in the three months ended March 31, 2022. This was driven by the growth in service revenue derived from a higher installed base year-over-year coupled with a slower growth of service related material, labor and overhead expense year-over-year.

Operating expenses

Research and development

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Research and development	$8,025	$5,094	$2,931	58%

Research and development expenses were $8.0 million for the three months ended March 31, 2022 as compared to $5.1 million for the three months ended March 31, 2021. The increase of $2.9 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses, including stock-based compensation of $1.1 million.

We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.

Sales and marketing

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Sales and marketing	$6,960	$4,277	$2,683	63%

Sales and marketing expenses were $7.0 million for the three months ended March 31, 2022 as compared to $4.3 million for the three months ended March 31, 2021. The increase of $2.7 million in sales and marketing expenses was primarily due to an increase in headcount, commissions, and personnel-related expenses of $2.0 million, including stock-based compensation of $0.6 million. There was also an increase in advertising and marketing activities of $0.2 million.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.

General and administrative

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
General and administrative	$7,549	$3,983	$3,566	90%

General and administrative expenses were $7.5 million for the three months ended March 31, 2022 as compared to $4.0 million for the three months ended March 31, 2021. The increase of $3.6 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs and infrastructure services to support the growth of our overall operations. The increase in personnel-related costs was primarily due to increased headcount and stock-based compensation of $1.0 million.

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

Interest expense

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Interest expense	$(590)	$(375)	(215)	57%

Interest expense was $0.6 million for the three months ended March 31, 2022 as compared to $0.4 million for the three months ended March 31, 2021. The increase of $0.2 million was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 10 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest income

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Interest income	$18	$10	8	80%

Interest income was $18,000 for the three months ended March 31, 2022 as compared to $10,000 for the three months ended March 31, 2021. The increase of $8,000 in interest income was the result of higher interest earned on our cash and short-term deposits due to an increase in interest rates as compared to three months ended March 31, 2021.

Other expense, net

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Other expense, net	$(374)	$(615)	241	-39%

Other expense, net was $374,000 for the three months ended March 31, 2022 as compared to other expense, net of $615,000 for the three months ended March 31, 2021. The decrease of $241,000 was primarily the result of the net impact of foreign exchange gains and losses during the three months ended March 31, 2022.

Income Taxes

	Three months ended March 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
(Benefit from) provision for income taxes	$(1,145)	$50	(1,195)	-2390%

Benefit from income tax was $1.1 million for the three months ended March 31, 2022 as compared to income tax provision of $50,000 for the three months ended March 31, 2021. The net change of $1.2 million was the result of net loss in the three months ended March 31, 2022.

Liquidity and capital resources

Overview

To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of March 31, 2022 and December 31, 2021, we had approximately $362.5 million and $364.6 million, respectively, in cash and cash equivalents, which were primarily held in U.S. short-term bank deposit accounts and money market funds.

Funding and material cash requirements

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

In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $16.1 million as of March 31, 2022

Sources of liquidity

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(1,480)	$1,935
Investing activities	(780)	(138)
Financing activities	364	187
Effect of exchange rate changes on cash and cash equivalents	(216)	481
Net (decrease) increase in cash and cash equivalents	$(2,112)	$2,465

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $1.5 million. We incurred non-cash stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $3.8 million, $0.8 million, $0.7 million, and $0.5 million, respectively. Usage of cash included an increase of inventories of $5.9 million, an increase of trade accounts receivable of $1.0 million due to an increase in sales, and an increase in prepaid expenses and other assets of $4.2 million. This was partially offset by an increase of trade accounts payables of $2.8 million, an increase in deferred revenue of $2.6 million, an increase in the legal settlement liability of $0.5 million, and an increase in accrued expenses and other liabilities of $0.6 million.

Net cash provided by operating activities for the three months ended March 31, 2021 was $1.9 million consisting primarily of our net income of $102,000, an increase in inventories of $3.6 million, an increase in prepaid expenses and other assets of $477,000 and a decrease of trade accounts receivable of $2.2 million due to seasonality with our first quarter typically being lower than our fourth quarter due to marketing campaign closing activity. This was partially offset by an increase in deferred revenue of $1.7 million and an increase in accrued expenses and other liabilities of $135,000.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2022 was $0.8 million driven by purchases of property and equipment of $0.8 million.

Net cash used in investing activities during the three months ended March 31, 2021 was $138,000 driven by an increase in the purchases of property and equipment of $509,000 partially offset by the payment for the additional investment in Cytek Japan, net of cash acquired of $371,000. See Note 18 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $0.4 million driven by the issuance of common stock upon option exercises.

Net cash provided by financing activities during the three months ended March 31, 2021 was $187,000, primarily driven by the issuance of common stock upon option exercises.

Critical accounting estimates and significant judgments

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2022. There were no material changes to our critical accounting policies during the three months ended March 31, 2022, except as discussed in “Recently adopted accounting pronouncements” in Note 2, Basis of presentation and summary of significant accounting policies, of the Notes to unaudited interim consolidated financial statements included in this quarterly report.

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

Interest rate risk

The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2022, we had cash and cash equivalents of $362.5 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates below 1%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of March 31, 2022.

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

Remediation efforts on previously reported material weaknesses

We are committed to remediating the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. During 2021 and the three months ended March 31, 2022 we executed and continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:

39

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
•
We implemented automated workflows and enhanced oversight over the execution and review of manual journal entry controls, and will continue to provide training for such enhanced oversight and review.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II -- OTHER INFORMATION

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

41

•
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of March 31, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially owned approximately 44.8% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.
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

Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 40% and 42% of our revenue came from sales to academic and government-owned institutions and 60% and 58% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended March 31, 2022 and 2021, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

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

Approximately 40% and 42% of our revenue came from sales to academic and government-owned institutions in the three months ended March 31, 2022 and 2021, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

46

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest such as Russia's recent incursion into Ukraine, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (the “FCPA”), its books and records provisions, or its anti-bribery provisions.

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

We face significant competition in the cell analysis and life sciences tools markets. We currently compete with both established and early stage life sciences technology companies that design, manufacture and market conventional flow cytometry (“CFCs”), spectral flow cytometry and mass cytometry instruments, consumables and software for cell analysis and/or provide services related to the same. An increasing number of applications for cell analysis, and more particularly flow cytometry, is leading to more companies offering competitive products and services. Our competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Becton, Dickinson and Company (“BD”), Bio-Rad Laboratories, Standard BioTools Inc., Miltenyi Biotec, Sony Biotechnology (Sony Corporation), and Thermo Fisher Scientific. Our target customers may also elect to develop their workflows using other technologies rather than implementing our platform or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that could develop instruments or other products that will compete with us in the future. These large, established companies have substantially greater financial and other resources than us, including larger research and development staff or more established marketing and sales forces.

Our competitors and potential competitors may enjoy a number of competitive advantages over us, including:

•
longer operating histories;
•
larger customer bases;
•
greater brand recognition and market penetration;
•
greater financial resources and capabilities;
•
greater technological and research and development resources;
•
larger intellectual property portfolios;

47

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

49

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

We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of March 31, 2022, we had accrued approximately $1.6 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

Competition for skilled personnel in our market is intense and has recently intensified further due to macro-economic conditions and industry trends in many areas where our employees are located. This may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued, and will in the future issue, equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, they may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice.

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

As of March 31, 2022, we had 511 full-time employees. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, and geopolitical tensions, such as Russia’s recent incursion into Ukraine. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.

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
•
decreased employee productivity and morale, with increased employee attrition and risk of a cyberattack resulting from certain employees working from home;
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

We face a variety of evolving threats, which could cause security incidents. Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.

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

60

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

As of March 31, 2022, we own ten issued U.S. utility patents and one issued Japan utility patent. We have 36 pending patent applications, including 17 utility patent applications in the United States, three international utility patent applications; six utility patent applications in the European Union, six invention patent applications in China and four utility patent applications in Japan. In April 2022, we filed an additional provisional patent application in the United States directed to new technology for our products. In November 2021, we filed a provisional patent application in the United States directed to scattered light detection technology. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2023 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of March 31, 2022, our Shanghai subsidiary owns 14 issued utility model patents and has ten pending invention patent applications, and our Wuxi subsidiary owns 24 issued patents and has 18 pending patent applications, including ten pending utility model patent applications and eight pending invention patent applications.

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

74

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
•
general economic, regulatory and market conditions, including economic recessions or slowdowns, the COVID-19 pandemic, the recent Russian incursion into Ukraine and the general inflationary environment; and
•
other events or factors, many of which are beyond our control.

Broad market and industry fluctuations, as well as general economic, pandemic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. In addition, given the relatively small public float of shares of our common stock on the Nasdaq Global Select Market (the “Nasdaq”), the trading market for our shares may be subject to increased volatility. In the past, securities class action litigation has often been brought against companies that have experienced volatility or following a decline in the market price of its securities. This risk is especially relevant for us, because life sciences companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Based on the number of shares of common stock outstanding as of March 31, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock will, in the aggregate, beneficially own approximately 44.8% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase after we are no longer an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs, which could negatively affect our business, financial condition and results of operations.

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

Cytek Biosciences, Inc.

Date: May 11, 2022	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Patrik Jeanmonod
Patrik Jeanmonod
Chief Financial Officer (Principal Financial and Accounting Officer)