Form 10-Q
period 2022-06-30
Cytek Biosciences, Inc.
filed 2022-08-10
CIK 1831915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 134,627,040 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

1

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Cytek Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$349,894	$364,618
Trade accounts receivable, net	36,811	29,760
Inventories	45,345	32,171
Prepaid expenses and other current assets	11,220	5,184
Total current assets	443,270	431,733
Deferred income tax assets, noncurrent	11,689	9,173
Property and equipment, net	7,340	5,851
Operating lease right-of-use assets	13,635	-
Goodwill	10,144	10,144
Intangible assets, net	3,859	4,739
Other noncurrent assets	2,880	1,665
Total assets	$492,817	$463,305
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,749	$3,034
Legal settlement liability, current	2,139	1,463
Accrued expenses	17,841	15,251
Other current liabilities	5,630	6,352
Deferred revenue, current	9,991	7,081
Total current liabilities	42,350	33,181
Legal settlement liability, noncurrent	14,649	13,745
Deferred revenue, noncurrent	11,020	9,790
Operating lease liability, noncurrent	12,316	-
Other noncurrent liabilities	1,353	1,204
Total liabilities	$81,688	$57,920
Commitments and contingencies (Note 17)
Redeemable convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, zero issued and outstanding as of June 30, 2022 and December 31, 2021; aggregate liquidation preference of zero as of June 30, 2022 and December 31, 2021.	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of June 30, 2022 and December 31, 2021, respectively; 134,601,671 and 133,749,663 issued and outstanding shares as of June 30, 2022 and December 31, 2021, respectively.	135	126
Additional paid-in capital	432,889	423,625
Accumulated deficit	(22,225)	(19,606)
Accumulated other comprehensive income	228	897
Noncontrolling interest in consolidated subsidiary	102	343
Total stockholders’ equity	$411,129	$405,385
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$492,817	$463,305

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	Three months ended		Six months ended
(In thousands, except share and per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue, net:
Product	$37,093	$28,676	$68,574	$51,376
Service	3,066	1,732	6,649	3,304
Total revenue, net	40,159	30,408	75,223	54,680
Cost of sales:
Product	11,780	7,932	23,547	15,240
Service	3,818	2,731	6,938	5,209
Total cost of sales	15,598	10,663	30,485	20,449
Gross profit	24,561	19,745	44,738	34,231
Operating expenses:
Research and development	8,436	6,194	16,461	11,288
Sales and marketing	8,431	5,576	15,391	9,853
General and administrative	8,585	4,164	16,134	8,147
Total operating expenses	25,452	15,934	47,986	29,288
(Loss) income from operations	(891)	3,811	(3,248)	4,943
Other income (expense):
Interest expense	(647)	(433)	(1,237)	(808)
Interest income	391	9	409	19
Other expense, net	(254)	(120)	(628)	(735)
Total other expense, net	(510)	(544)	(1,456)	(1,524)
(Loss) income before income taxes	(1,401)	3,267	(4,704)	3,419
(Benefit from) provision for income taxes	(699)	597	(1,844)	647
Net (loss) income	$(702)	$2,670	$(2,860)	$2,772
Less: net loss allocated to noncontrolling interests	104	-	241	-
Less: net income allocated to participating securities	-	(2,670)	-	(2,772)
Net (loss) income attributable to common stockholders, basic and diluted	$(598)	$-	$(2,619)	$-
Net (loss) income attributable to common stockholders per share, basic	$(0.00)	$-	$(0.02)	$-
Net (loss) income attributable to common stockholders per share, diluted	$(0.00)	$-	$(0.02)	$-
Weighted-average shares used in calculating net (loss) income per share, basic	134,403,059	31,878,762	134,154,171	31,719,005
Weighted-average shares used in calculating net (loss) income per share, diluted	134,403,059	36,173,036	134,154,171	35,908,554
Comprehensive (loss) income:
Net (loss) income	$(702)	$2,670	$(2,860)	$2,772
Foreign currency translation adjustment, net of tax	(683)	269	(669)	471
Net comprehensive (loss) income	$(1,385)	$2,939	$(3,529)	$3,243

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable convertible				Additional		Accumulated other	Noncontrolling	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	income	subsidiary	equity
Balances at December 31, 2021	-	$-	133,749,663	$126	$423,625	$(19,606)	$897	$343	$405,385
Exercise of stock options			493,267	8	356				364
Stock-based compensation					3,837				3,837
Foreign currency translation adjustment, net of tax							14		14
Net loss						(2,021)			(2,021)
Noncontrolling interest								(137)	(137)
Balances at March 31, 2022	-	$-	134,242,930	$134	$427,818	$(21,627)	$911	$206	$407,442
Shares issued in connection with employee stock plans			365,649	1	1,204				1,205
Shares of Common Stock withheld related to net share settlement			(6,908)	-	(67)				(67)
Stock-based compensation					3,934				3,934
Foreign currency translation adjustment, net of tax							(683)		(683)
Net loss						(598)			(598)
Noncontrolling interest								(104)	(104)
Balances at June 30, 2022	-	$-	134,601,671	$135	$432,889	$(22,225)	$228	$102	$411,129

	Redeemable convertible				Additional		Accumulated other	Noncontrolling	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	income	subsidiary	deficit
Balances at December 31, 2020	87,268,694	$194,319	31,241,916	$23	$6,491	$(22,607)	$65	$—	$(16,028)
Exercise of stock options			533,540	1	195				196
Stock-based compensation					456				456
Foreign currency translation adjustment, net of tax							202		202
Net income						102			102
Noncontrolling interest								315	315
Balances at March 31, 2021	87,268,694	$194,319	31,775,456	$24	$7,142	$(22,505)	$267	$315	$(14,757)
Exercise of stock options			321,130	—	166				166
Stock-based compensation					667				667
Foreign currency translation adjustment, net of tax							269		269
Net income						2,670			2,670
Noncontrolling interest									—
Balances at June 30, 2021	87,268,694	$194,319	32,096,586	$24	$7,975	$(19,835)	$536	$315	$(10,985)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,860)	$2,772
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,659	368
Amortization of operating lease-right-of use assets	1,365	-
Stock-based compensation	7,771	1,123
Gain on equity method investment	-	(40)
Provision for excess and obsolete inventory	287	263
Interest expenses for accretion of the legal settlement liabilities	1,047	776
Change in operating assets and liabilities:
Trade accounts receivable	(7,964)	(6,054)
Inventories	(14,355)	(3,874)
Prepaid expenses and other assets	(8,664)	(2,557)
Trade accounts payable	3,677	(149)
Accrued expenses and other liabilities	2,784	505
Legal settlement liabilities	533	965
Deferred revenue	4,598	3,923
Lease liabilities	(798)	-
Net cash (used in) provided by operating activities	(10,920)	(1,979)
Cash flows from investing activities:
Purchase of property and equipment	(2,108)	(1,760)
Payment of investment	(1,587)	-
Payment for additional investment in Cytek Japan, net of cash acquired	-	371
Net cash used in investing activities	(3,695)	(1,389)
Cash flows from financing activities:
Repayment of Paycheck Protection Program loan	-	(2,772)
Payment of deferred offering cost	-	(1,081)
Proceeds from Employee Stock Purchase Plan	765	—
Payments for taxes related to net share settlement of equity awards	(67)	—
Proceeds from issuance of common stock under employee stock plans	810	317
Net cash provided by financing activities	1,508	(3,536)
Effect of exchange rate changes on cash and cash equivalents	(1,617)	631
Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(14,724)	(6,273)
Cash and cash equivalents at beginning of period	364,618	166,119
Cash and cash equivalents at end of period	$349,894	$159,846
Supplemental disclosure of cash flow information:
Cash paid for taxes	$7,657	$2,007
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$251	$338
Intangible asset in accrued expenses at period end	$40	$—
Stock option exercise in accounts receivable at period end	$—	$45
Deferred financing costs in accounts payable at period end	$—	$1,691

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

COVID-19

The global COVID-19 pandemic continues to evolve and the Company intends to continue to monitor it closely. In response to the COVID-19 pandemic and various resulting government directives, the Company took proactive measures to protect the health and safety of its employees, contractors, customers and visiting vendors and suppliers, including implementing social distancing and other protective measures, restricting business travel and limiting access to its facilities to vendors, suppliers and partners who are critical to its business operations. The Company communicates regularly with its suppliers so that its supply chain remains intact, and the Company has not experienced any material supply issues. The Company also developed, and continues to develop, remote learning capabilities to help its customers and partners operate and reduce the number of required customer/partner on-site visits for its field application scientists and field support engineers to comply with travel restrictions and country-specific quarantine requirements. While the COVID-19 pandemic has not had a material adverse effect on the Company's business, results of operations or the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures, given the considerable uncertainty around the duration and extent of the pandemic, including the resurgence of infections or new strains of the virus, the related financial and operational impact cannot be reasonably estimated. The Company continues to monitor the implications of the COVID-19 pandemic on its business, as well as its customers’ and suppliers’ business. Potential impacts of the COVID-19 pandemic, some of which the Company has already experienced, include those described throughout the “Risk Factors” section, including “A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide could adversely affect our business. The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate."

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

The Company’s cash and cash equivalents consist of money held in demand depositary accounts and money market funds. The carrying amount of cash and cash equivalents was $349.9 million and $364.6 million as of June 30, 2022 and December 31, 2021, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of June 30, 2022 and December 31, 2021.

The following is a summary of cash and cash equivalents on the consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Cash	$10,673	$18,939
Money market funds	327,272	345,679
Commercial paper	11,949	-
Total cash and cash equivalents as presented on the consolidated statements of cash flows	$349,894	$364,618

Trade accounts receivable, net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ respective financial conditions, the amounts of receivables in dispute and the current receivables aging and current payment patterns. To the extent identified, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company’s customers have primarily been large pharmaceutical companies, biopharmaceutical companies, leading academic research centers and clinical research organizations and therefore, the Company has not had any material write-offs or allowance for doubtful accounts for the presented periods. The following is a summary of the accounts receivables allowance for doubtful accounts for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2020	$175
Addition during the period	-
Utilization of allowance for doubtful accounts	(172)
Balance at December 31, 2021	$3
Addition during the period	—
Utilization of allowance for doubtful accounts	(3)
Balance at June 30, 2022	$-

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

Investments

The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment are included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended June 30, 2022.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s planned initial public offering, are capitalized, and will be offset against proceeds from the IPO upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed. On July 27, 2021, the Company completed the IPO; accordingly, the Company recognized the initial public offering costs of approximately $5.3 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying consolidated balance sheet. Accordingly, there were no deferred offering costs as of June 30, 2022 and December 31, 2021.

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

Advertising costs

The cost of advertising, marketing and media is expensed as incurred. For the three and six months ended June 30, 2022, advertising, marketing and media expenses totaled $0.8 million and $1.1 million, respectively. For the three and six months ended June 30, 2021, advertising, marketing and media expenses totaled $0.4 million and $0.6 million, respectively.

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

Expected Volatility—Expected volatility is estimated by studying the volatility of selected industry peers deemed to be comparable to the Company's business corresponding to the expected term of the awards.

Expected Term—Expected term represents the period that the Company's stock-based awards are expected to be outstanding and is determined using the simplified method.

Dividend Yield— The expected dividend yield is zero as the Company has never declared or paid cash dividends and has no current plans to do so in the foreseeable future.

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

Adoption of Topic 842 resulted in the recording of ROU assets and lease liabilities related to the Company’s operating leases of approximately $14.6 million and $15.2 million, respectively, on January 1, 2022. The adoption of the new lease standard did not materially impact the Company's consolidated net income or consolidated cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. Refer to Note 16 for additional disclosures.

Recent accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. As the Company will lose its emerging growth company (“EGC”) status as of December 31, 2022, and the Company will be required to apply the provision of ASU 2016-13 beginning with the annual reporting period ended December 31, 2022. Company is currently evaluating the impact of adoption this guidance on the consolidated financial statements and related disclosures.
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

4.
Revenue from contracts with customers

Disaggregation of revenue

The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales channel mix
Direct sales channel	$33,602	$25,703	$64,521	$45,565
Distributor channel	6,557	4,705	10,702	9,115
Total revenue, net	$40,159	$30,408	$75,223	$54,680

Customer mix
Academia and government	$15,406	$13,754	$29,813	$23,870
Biotechnology, pharmaceutical, distributor and contract research organizations	24,753	16,654	45,410	30,810
Total revenue, net	$40,159	$30,408	$75,223	$54,680

Revenue by geographical markets is presented in Note 21, Geographic areas.

Remaining performance obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2022 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	72	—	72
Service revenue	9,919	11,020	20,939
Total revenue	$9,991	$11,020	$21,011

Contract balances

The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts receivable	$36,811	$29,760
Contract liabilities:
Deferred revenue	$21,011	$16,871
Customer deposits, which are included in 'Other current liabilities'	736	1,018
Total contract liabilities	$21,747	$17,889

The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2020	$7,745
Revenue recognized	(15,008)
Revenue deferred	25,152
Balance at December 31, 2021	$17,889
Revenue recognized	(12,060)
Revenue deferred	15,918
Balance at June 30, 2022	$21,747

5.
Balance sheet details

Inventories

The following table shows the components of inventory (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$25,828	$17,260
Work in progress	2,475	2,297
Finished goods	17,042	12,614
Total inventories	$45,345	$32,171

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses:
Prepaid inventory	$2,262	$397
Prepaid rent	215	201
Prepaid insurance	125	1,873
Prepaid income tax	4,406	-
Other	2,345	2,132
Other current assets:
Tax refund receivable	372	(127)
Other	1,495	708
Total prepaid expenses and other current assets	$11,220	$5,184

Accrued expenses

The following table shows the components of accrued expenses (in thousands):

	June 30, 2022	December 31, 2021
Accrued expenses:
Accrued compensation and related benefits	$7,787	$9,117
Professional service fees	679	1,119
Purchases	6,515	2,483
Product warranty	1,794	1,760
Other	1,066	772
Total accrued expenses	$17,841	$15,251

For the product warranty analysis refer to Note 19.

Other current liabilities

The following table shows the components of other current liabilities (in thousands):

	June 30, 2022	December 31, 2021
Other current liabilities:
Customer deposits	$736	$1,018
Income tax payable	-	2,476
Sales and use tax payable	1,291	1,403
Operating lease liability, current	2,529	—
Other	1,074	1,455
Total other current liabilities	$5,630	$6,352

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

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2021	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$345,679	$345,679	$—	$—
Total	$345,679	$345,679	$—	$—

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	June 30,	assets	inputs	inputs
	2022	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$327,272	$327,272	$—	$—
Commercial paper	$11,949	$—	$11,949	$—
Total	$339,221	$327,272	$11,949	$—

The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the unaudited consolidated balance sheet as of June 30, 2022.

7.
Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$3,673	$2,410
Leasehold improvements	3,180	3,021
Construction in progress	225	344
Office and computer equipment	798	673
Furniture and fixtures	1,731	1,263
Total property and equipment	9,607	7,711
Less: accumulated depreciation	(2,267)	(1,860)
Property and equipment, net	$7,340	$5,851

Total depreciation expense for the three and six months ended June 30, 2022 was $398,000 and $738,000, respectively. Total depreciation expense for the three and six months ended June 30, 2021 was $199,000 and $366,000, respectively.

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

9.
Goodwill and intangible assets, net

The addition of goodwill for the year ended December 31, 2021 is discussed in Note 8. There were no changes in goodwill for the six months ended June 30, 2022.

The following table shows the components of intangible assets, net (in thousands):

	June 30, 2022	December 31, 2021
Patents and trademarks	$428	$387
Tradename	700	700
IP license	476	476
Customer relationships	2,200	2,200
Reagent license	1,800	1,800
Total intangible assets	5,604	5,563
Less: accumulated amortization	(1,745)	(824)
Intangible assets, net	$3,859	$4,739

Total amortization expense for the three and six months ended June 30, 2022 was approximately $468,000 and $921,000, respectively. Total amortization expense for the three and six months ended June 30, 2021 was less than $1,000 and $2,000, respectively.

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

The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning the second quarter of 2022, the remaining contractual payments will be classified as operating expenses as they are considered to be represented of deferred litigation settlement. The Company did not record any product cost of sales related to royalty expenses for the three months ended June 30, 2022. The Company recorded $0.8 million product cost of sales related to royalty expense for the six months ended June 30, 2022. The Company recorded $0.7 million and $1.4 million product cost of sales related to royalty expense for the three and six months ended June 30, 2021, respectively. The Company recorded $0.5 million and $1.0 million of interest expense for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.8 million of interest expense for the three and six months ended June 30, 2021, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $16.8 million and $15.2 million as of June 30, 2022 and December 31, 2021, respectively, and will record licensing expense in future periods.

The following table shows the components of the legal settlement liability (in thousands):

	June 30, 2022	December 31, 2021
Current:
Legal settlement liability	$2,139	$1,463
Noncurrent:
Legal settlement liability	14,649	13,745
Total legal settlement liability	$16,788	$15,208

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

12.
Common stock

As of June 30, 2022, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

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

13.
Stock-based compensation plan

Stock Plans

As of June 30, 2022, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2021 Equity Incentive Plan

In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of June 30, 2022, the total number of shares of common stock available for issuance under the 2021 Plan was 18,813,465 shares.

2021 Employee Stock Purchase Plan

In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the six months ended June 30, 2022, 92,638 shares were issued pursuant to purchases under the ESPP.

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

Stock Options

The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2021	8,805,850	$6.56	8.03	$147,623
Options granted	690,751	12.32
Options exercised	(689,288)	1.18
Options forfeited	(536,796)	9.89
Options expired	(59,345)	0.96
Balance as of June 30, 2022	8,211,172	$7.31	7.86	$45,345,842
Options exercisable as of June 30, 2022	3,317,673	$1.26	6.40	$31,614,268

The weighted-average grant date fair value of options granted during the three months ended June 30, 2022 and 2021 was $6.51 and $4.27 per share, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $8.74 and $3.74 per share, respectively.

There was $33.9 million and $9.7 million of unrecognized stock-based compensation expense related to unvested stock options as of June 30, 2022 and 2021, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.66 years and 2.89 years as of June 30, 2022 and 2021, respectively.

The Company currently uses authorized and unissued shares to satisfy option exercises.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of June 30, 2022.

RSU Awards

The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share
Unvested balance at December 31, 2021	104,876	$21.10
Granted	1,250,251	$12.83
Vested	(76,990)	$13.64
Forfeited	(35,800)	$14.98
Unvested balance at June 30, 2022	1,242,337	$13.42

There was $15.7 million of unrecognized stock-based compensation expense related to unvested RSU awards as of June 30, 2022. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.67 years as of June 30, 2022.

Stock-based compensation expense

The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of sales	$749	$120	$1,455	$232
Research and development	1,087	185	2,352	304
Sales and marketing	856	173	1,634	303
General and administrative	1,242	189	2,330	284
Total stock-based compensation	$3,934	$667	$7,771	$1,123

The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.80	6.02	5.99	5.99
Expected volatility	75%	90%	75%	91%
Risk-free interest rate	3%	1.06%	2%	1.09%
Dividend yield	—	—	—	—

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Expected term (in years)	0.5	—	0.5	—
Expected volatility	74%	—%	74%	—%
Risk-free interest rate	1%	—%	1%	—%
Dividend yield	—	—	—	—

14.
Employee benefit plan

401(k) retirement savings plan

The Company currently maintains a 401(k) retirement savings plan the covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $268,000 and $517,000 for the three and six months ended June 30, 2022, respectively, and $197,000 and $367,000 for the three and six months ended June 30, 2021, respectively.

15.
Income taxes

The Company's effective tax rate from continuing operations was 39.2% and 18.9% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 is higher than the U.S. federal statutory tax rate due to nondeductible stock-based compensation, the Company’s mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, stock compensation, and federal and state research credits. The effective income tax rate for the six months ended June 30, 2021 was lower than the U.S federal statutory tax rate primarily due to higher projected annual profits which resulted in a lower projected tax rate.

Realization of the Company's deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, the Company considers its historical, as well as future projected, taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes the Company's realization of tax attributes, assessment of tax credits, and utilization of net operating loss carryforwards during the year.

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

The Company leases office facilities and equipment from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 7.25 years. Some leases include one or more options to renew, generally at the Company's sole discretion, with renewal terms that can extend the lease term up to 5 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants. The Company is a sub-lessor in an agreement with a term of 3 years.

Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

Six months ended
June 30, 2022
Operating lease cost	$1,551
Short-term lease cost	24
Total lease cost	$1,575

For the three and six months ended June 30, 2022, sublease income was $66,000 and $133,000, respectively, recorded as other income.

Supplemental cash flow information related to leases is as follows (in thousands):

Six months ended
June 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$954

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$15,142

Supplemental balance sheet information related to leases is as follows (in thousands):

June 30, 2022
Operating lease right-of-use assets	$13,635
Included in other current liabilities:
Operating lease liabilities, current	$2,529
Operating lease liabilities, noncurrent	12,316
Total operating lease liabilities	$14,845

Weighted-average remaining lease term - operating leases:	5.88

Weighted-average discount rate - operating leases:	3.1%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2022 is as follows (in thousands):

2022 (excluding the six months ended June 30)	$1,377
2023	2,993
2024	2,620
2025	2,220
2026	2,188
Thereafter	4,547
Total lease payments	$15,945
Less imputed interest	(1,100)
Total present value of lease liabilities	$14,845

The table above excludes lease liabilities for leases that have been executed but not yet commenced. As of June 30, 2022, the Company had such lease commitments relating to operating lease payment obligations of approximately $1.9 million for a building lease with a term of 62 months. The Company will recognize a right-of-use asset and an associated lease liability at the time such asset becomes available for use. Such lease is currently expected to commence in the third quarter of 2022.

As of December 31, 2021, a summary of the Company's future minimum lease payments, as determined under Topic 840, for all non-cancelable operating leases, excluding minimum sublease rentals of $0.6 million due in the future under a non-cancelable sublease, was as follows (in thousands):

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

18.
Investment in Cytek Japan

In May 2019, the Company jointly formed Cytek Japan with TOMY Digital Biology (“TOMY”). Cytek Japan was created for the purpose of expanding the Company’s presence in Japan. The Company and TOMY each purchased $46,000 of common stock of Cytek Japan. The Company previously accounted for its 50% interest in Cytek Japan as an equity method investment. The Company recorded $40,000 for its proportionate share of Cytek Japan’s earnings prior to its additional investment, which is included in other income (expense), net in the consolidated statements of operations and comprehensive income for the three months ended June 30, 2022.

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

The Company recognized net assets of $1.1 million, consisting primarily of $1.0 million cash. The Company recorded noncontrolling interest of $315,000 on the unaudited interim consolidated financial statements as of March 31, 2021. The net loss attributable to noncontrolling interest was $104,000 and $241,000 for the three and six months ended June 30, 2022, respectively. The net income attributable to noncontrolling interest was de minimis for the three and six months ended June 30, 2021.

26

19.
Product warranty

The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Balance, beginning of the period	$1,760	$969
Accrual for current year warranties	1,013	3,304
Warranty cost incurred	(979)	(2,513)
Balance, end of period	$1,794	$1,760

20.
Net (loss) income attributable to common stockholders per share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income attributable to common stockholders per share for the three and six months ended June 30, 2022 and 2021 (in thousands except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(702)	$2,670	$(2,860)	$2,772
Less: noncontrolling interests	104	-	241	$-
Less: net income allocated to participating securities	-	(2,670)	-	(2,772)

Net (loss) income attributable to common stockholders, basic and diluted	$(598)	$-	$(2,619)	$-

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	134,403,059	31,878,762	134,154,171	31,719,005
Effect of employee stock plans	-	4,294,274	-	4,189,549
Weighted-average common shares outstanding, attributable to common stockholders, diluted	134,403,059	36,173,036	134,154,171	35,908,554

Net (loss) income per share attributable to common stockholders, basic	(0.00)	-	$(0.02)	$-
Net (loss) income per share attributable to common stockholders, diluted	(0.00)	-	$(0.02)	$-

Share-based compensation awards of approximately 4.4 million and 3.9 million shares for the three and six months ended June 30, 2022, respectively, and 1.2 million and 0.7 million shares for the three and six months ended June 30, 2021, respectively, were outstanding but were not included in the computation of diluted net (loss) income per share attributable to common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

21.
Geographic areas

The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$24,761	$17,251	$45,085	$30,599
EMEA	8,838	9,656	17,522	17,303
APAC	6,142	3,390	11,153	6,646
Other	418	111	1,463	132
Total revenue, net	$40,159	$30,408	$75,223	$54,680

EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.

For the three and six months ended June 30, 2022 and 2021, the Company had no major customers.

As of June 30, 2022 and December 31, 2021, the Company’s long-lived assets by geographic area were as follows (in thousands):

	June 30	December 31,
	2022	2021

United States	$5,534	$3,801
APAC	1,806	2,050
Total	$7,340	$5,851

As of June 30, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets were located in the United States and in Wuxi, China.

22. Related party transactions

On May 7, 2022, the Company’s wholly-owned Hong Kong subsidiary (“Cytek HK”) completed an investment of $1.6 million in Tianjin Deep Analysis Intelligent Technology Development Co., Ltd, a company incorporated under the laws of the People’s Republic of China (“DeepCyto”) in consideration for the issuance of Series A preferred shares of DeepCyto, representing an ownership interest of approximately 3.3%. An entity affiliated with Northern Light Venture Capital (“NLVC”) has a significant ownership interest in DeepCyto and has a representative serving on the DeepCyto board of directors. The founding managing partner of NLVC served as a member of the Company’s board of directors until June 1, 2022.

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
Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed over 1,300 instruments—primarily comprised of our Aurora and Northern Lights systems—to customers around the world, including the largest pharmaceutical companies, over 150 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we began shipping the Aurora cell sorter (“Aurora CS”), which uses our FSP technology to further broaden our potential applications across cell analysis.

We manufacture our instruments in our facilities in Fremont, California and in Wuxi, China. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.

Our total revenue was $40.2 million and $75.2 million in the three and six months ended June 30, 2022, respectively, and $30.4 million and $54.7 million in the three and six months ended June 30, 2021, respectively. The increase was primarily due to continued demand across our full portfolio of product offerings and an increase in the average blended selling price due to product mix.

To date, we have adopted a direct sales model in North America, Europe and China, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 84% and 86% of total revenue for the three and six months ended June 30, 2022, respectively, and 85% and 83% for the three and six months ended June 30, 2021, respectively, and revenue from distributors represented 16% and 14% of total revenue for the three and six months ended June 30, 2022, respectively, and 15% and 17% for the three and six months ended June 30, 2021, respectively.

We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $8.4 million and $16.5 million for the three and six months ended June 30, 2022, respectively, and $6.2 million and $11.3 million for the three and six months ended June 30, 2021, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in sales of our Aurora, Northern Lights and Aurora CS systems, as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $8.4 million and $15.4 million for the three and six months ended June 30, 2022, respectively, and $5.6 million and $9.9 million for the three and six months ended June 30, 2021, respectively.

Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.

Our net loss was $0.7 million and $2.9 million for the three and six months ended June 30, 2022, respectively, and our net income was $2.7 million and $2.8 million for the three and six months ended June 30, 2021, respectively. The change for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 resulted primarily from expenses driven by an increase in headcount and salaries and efforts in research and development and marketing initiatives.

We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Global customer adoption

Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. As part of this effort, we increased our direct sales force by 50% and 43% in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. We intend to continue increasing our workforce in line with our growth.

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

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Dollar Change	2022	2021	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$33,602	$25,703	$7,899	$64,521	$45,565	$18,956
Distributor channel	6,557	4,705	1,852	10,702	9,115	1,587
Total revenue, net	$40,159	$30,408	$9,751	$75,223	$54,680	$20,543
Customer mix
Academia and government	$15,406	$13,754	$1,652	$29,813	$23,870	$5,943
Biotechnology, pharmaceutical, distributor and CRO	24,753	16,654	8,099	45,410	30,810	14,600
Total revenue, net	$40,159	$30,408	$9,751	$75,223	$54,680	$20,543

Distributors typically sell to end customers identified in other customer categories.

The table below sets forth our cumulative instruments shipped as of the dates presented:

	June 30,	March 31,	December 31,
	2022	2022	2021
Instruments shipped	1,356	1,226	1,110

COVID-19

The global COVID-19 pandemic continues to evolve and we intend to continue to monitor it closely. In response to the COVID-19 pandemic and various resulting government directives, we took proactive measures to protect the health and safety of our employees, contractors, customers and visiting vendors and suppliers, including implementing social distancing and other protective measures, restricting business travel and limiting access to our facilities to vendors, suppliers and partners who are critical to our business operations. We communicate regularly with our suppliers so that our supply chain remains intact, and we have not experienced any material supply issues. We also developed, and continue to develop, remote learning capabilities to help our customers and partners operate and reduce the number of required customer/partner on-site visits for our field application scientists and field support engineers to comply with travel restrictions and country-specific quarantine requirements. While the COVID-19 pandemic has not had a material adverse effect on our business, results of operations or the operation of financial reporting systems, internal control over financial reporting and disclosure controls and procedures, given the considerable uncertainty around the duration and extent of the pandemic, including the resurgence of infections or new strains of the virus, the related financial and operational impact cannot be reasonably estimated. We continue to monitor the implications of the COVID-19 pandemic on our business, as well as our customers’ and suppliers’ business. Potential impacts of the COVID-19 pandemic, some of which we have already experienced, include those described throughout the “Risk Factors” section, including “A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide could adversely affect our business. The COVID-19 pandemic has had and could continue to have an adverse impact on our business, operations, and the markets and communities in which we, our partners, and customers operate.”

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

We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $40.2 million and $75.2 million for the three and six months ended June 30, 2022, respectively, and $30.4 million and $54.7 million for the three and six months ended June 30, 2021, respectively.

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

Results of operations

Comparison of the three and six months ended June 30, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our interim consolidated results of operations and comprehensive income data for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue, net:
Product	$37,093	$28,676	$68,574	$51,376
Service	3,066	1,732	6,649	3,304
Total revenue, net	40,159	30,408	75,223	54,680
Cost of sales:
Product	11,780	7,932	23,547	15,240
Service	3,818	2,731	6,938	5,209
Total cost of sales	15,598	10,663	30,485	20,449
Gross profit	24,561	19,745	44,738	34,231
Operating expenses:
Research and development	8,436	6,194	16,461	11,288
Sales and marketing	8,431	5,576	15,391	9,853
General and administrative	8,585	4,164	16,134	8,147
Total operating expenses	25,452	15,934	47,986	29,288
(Loss) income from operations	(891)	3,811	(3,248)	4,943
Other income (expense):
Interest expense	(647)	(433)	(1,237)	(808)
Interest income	391	9	409	19
Other expense, net	(254)	(120)	(628)	(735)
(Loss) income before income taxes	(1,401)	3,267	(4,704)	3,419
(Benefit from) provision for income taxes	(699)	597	(1,844)	647
Net (loss) income	$(702)	$2,670	$(2,860)	$2,772
Foreign currency translation adjustment, net of tax	(683)	269	(669)	471
Net comprehensive (loss) income	$(1,385)	$2,939	$(3,529)	$3,243

Total revenue, net

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Revenue, net
Product	$37,093	$28,676	$8,417	29%	$68,574	$51,376	$17,198	33%
Service	3,066	1,732	1,334	77%	6,649	3,304	3,345	101%
Total revenue, net	$40,159	$30,408	$9,751	32%	$75,223	$54,680	$20,543	38%

Total revenue, net increased by $9.8 million, or 32%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Total revenue, net increased by $20.5 million, or 38%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in revenue was primarily driven by an increase in product revenue due to higher unit sales of our Aurora and Northern Lights systems, sales of our Aurora CS system, which commercially launched in June 2021, recently launched reagents and consumables, and an increase in the average blended selling price due to product mix.

Product revenue increased by $8.4 million or 29%, to $37.1 million, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Product revenue increased by $17.2 million, or 33%, to $68.6 million, for the six months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily driven by an increase in our instrument sales due to higher unit sales of our Aurora and Northern Lights systems, sales of our Aurora CS system, which commercially launched in June 2021, recently launched reagents and consumables, and an increase in the average blended selling price due to product mix.

Service revenue increased by $1.3 million, or 77%, to $3.1 million, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Service revenue increased by $3.3 million, or 101%, to $6.6 million, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.The increase in service revenue was mainly driven by more instruments coming off warranty.

Total cost of sales, gross profit and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Cost of sales:
Product	$11,780	$7,932	$3,848	49%	$23,547	$15,240	$8,307	55%
Service	3,818	2,731	1,087	40%	6,938	5,209	1,729	33%
Total cost of sales	$15,598	$10,663	$4,935	46%	$30,485	$20,449	$10,036	49%
Gross profit	$24,561	$19,745	$4,816	24%	$44,738	$34,231	$10,507	31%
Gross margin	61%	65%			59%	63%

Total cost of sales increased by $4.9 million, or 46%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and increased by $10.0 million, or 49%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This is primarily due to more instruments shipped, increased material costs, and increased service and manufacturing headcount and associated personnel cost, including an increase of $0.6 million in stock-based compensation for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, and an increase of $1.2 million in stock-based compensation for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Total gross profit margin was 61% and 65% as a percent of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 59% and 63% for the six months ended June 30, 2022 and 2021, respectively. The decrease is primarily due to increased material costs and increased service and manufacturing headcount and associated personnel cost for the three and six months ended June 30, 2022.

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Product:
Revenue	$37,093	$28,676	$8,417	29%	$68,574	$51,376	$17,198	33%
Cost of sales	11,780	7,932	3,848	49%	23,547	15,240	8,307	55%
Product gross profit	$25,313	$20,744	$4,569	22%	$45,027	$36,136	$8,890	25%
Gross margin	68%	72%			66%	70%

Service:
Revenue	$3,066	$1,732	$1,334	77%	$6,649	$3,304	$3,345	101%
Cost of sales	3,818	2,731	1,087	40%	6,938	5,209	1,729	33%
Service gross profit	$(752)	$(999)	$247	-25%	$(289)	$(1,905)	$1,616	-85%
Gross margin	-25%	-58%			-4%	-58%

Product gross profit and product revenue for the three months ended June 30, 2022 increased 22% and 29%, respectively, as compared to the three months ended June 30, 2021. Service gross profit and service revenue for the three months ended June 30, 2022 decreased 25% and increased 77%, respectively, as compared to the three months ended June 30, 2021. Service cost of sales for the three months ended June 30, 2022 increased by 40% as compared to the same period in 2021 largely driven by increased headcount the service organization and related stock-based compensation.

Product gross profit and product revenue for the six months ended June 30, 2022 increased 25% and 33%, respectively, as compared to the six months ended June 30, 2021. Service product profit and service revenue for the six months ended June 30, 2022 decreased 85% and increased 101%, respectively, as compared to the six months ended June 30, 2021.

Operating expenses

Research and development

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$8,436	$6,194	$2,242	36%	$16,461	$11,288	$5,173	46%

Research and development expenses were $8.4 million for the three months ended June 30, 2022 as compared to $6.2 million for the three months ended June 30, 2021. The increase of $2.2 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses, including stock-based compensation of $0.9 million.

Research and development expenses were $16.5 million for the six months ended June 30, 2022 as compared to $11.3 million for the six months ended June 30, 2021. The increase of $5.2 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses, including stock-based compensation of $2.1 million.

We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.

Sales and marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Sales and marketing	$8,431	$5,576	$2,855	51%	$15,391	$9,853	$5,538	56%

Sales and marketing expenses were $8.4 million for the three months ended June 30, 2022 as compared to $5.6 million for the three months ended June 30, 2021. The increase of $2.9 million in sales and marketing expenses was primarily due to an increase in headcount, commissions, and personnel-related expenses of $1.6 million, including stock-based compensation of $0.7 million. There was also an increase in advertising and marketing activities of $0.3 million.

Sales and marketing expenses were $15.4 million for the six months ended June 30, 2022 as compared to $9.9 million for the six months ended June 30, 2021. The increase of $5.5 million in sales and marketing expenses was primarily due to an increase in headcount, commissions, and personnel-related expenses of $3.5 million, including stock-based compensation of $1.3 million. There was also an increase in advertising and marketing activities of $0.5 million.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.

General and administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
General and administrative	$8,585	$4,164	$4,421	106%	$16,134	$8,147	$7,987	98%

General and administrative expenses were $8.6 million for the three months ended June 30, 2022 as compared to $4.2 million for the three months ended June 30, 2021. The increase of $4.4 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs and infrastructure services to support the growth of our overall operations. The increase in personnel-related costs was primarily due to increased headcount and stock-based compensation of $1.1 million.

General and administrative expenses were $16.1 million for the six months ended June 30, 2022 as compared to $8.1 million for the six months ended June 30, 2021. The increase of $8.0 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs and infrastructure services to support the growth of our overall operations. The increase in personnel-related costs was primarily due to increased headcount and stock-based compensation of $2.1 million.

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

Interest expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Interest expense	$(647)	$(433)	(214)	49%	$(1,237)	$(808)	(429)	53%

Interest expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively, as compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively. The increase was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 10 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest income

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Interest income	$391	$9	382	4244%	$409	$19	390	2053	%

Interest income was $391,000 and $409,000 for the three and six months ended June 30, 2022, respectively, as compared to $9,000 and $19,000 for the three and six months ended June 30, 2021, respectively. The increase in interest income was the result of higher interest earned on our cash and short-term deposits due to an increase in interest rates as compared to 2021.

Other expense, net

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Other expense, net	$(254)	$(120)	(134)	112%	$(628)	$(735)	107	-15%

Other expense, net was $254,000 and $628,000 for the three and six months ended June 30, 2022, respectively, as compared to other expense, net of $120,000 and $735,000 for the three and six months ended June 30, 2021, respectively. The increase of $134,000 was primarily the result of the net impact of foreign exchange gains and losses during the three months ended June 30, 2022. The decrease of $107,000 was primarily the result of the net impact of foreign exchange gains and losses during the six months ended June 30, 2022.

Income Taxes

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
(Benefit from) provision for income taxes	$(699)	$597	(1,296)	-217%	$(1,844)	$647	(2,491)	-385%

Benefit from income tax was $0.7 million and $1.8 million for the three and six months ended June 30, 2022, respectively, as compared to income tax expense of $0.6 million for the three and six months ended June 30, 2021. The net change of $1.3 million and $2.5 million, respectively, was the result of net loss in the three and six months ended June 30, 2022, which caused income tax benefit to be recorded at the expected annual effective tax rate.

Liquidity and capital resources

Overview

To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of June 30, 2022 and December 31, 2021, we had approximately $349.9 million and $364.6 million, respectively, in cash and cash equivalents, which were primarily held in U.S. short-term bank deposit accounts and money market funds.

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

In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $15.9 million as of June 30, 2022.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(10,920)	$(1,979)
Investing activities	(3,695)	(1,389)
Financing activities	1,508	(3,536)
Effect of exchange rate changes on cash and cash equivalents	(1,617)	631
Net (decrease) increase in cash and cash equivalents	$(14,724)	$(6,273)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $10.9 million. We incurred non-cash stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $7.8 million, $1.7 million, $1.4 million, and $1.0 million, respectively. Usage of cash included an increase of inventories of $14.4 million, an increase of trade accounts receivable of $8.0 million due to an increase in sales, and an increase in prepaid expenses and other assets of $8.7 million. This was partially offset by an increase of trade accounts payables of $3.7 million, an increase in deferred revenue of $4.6 million, an increase in accrued expenses and other liabilities of $2.8 million and an increase in the legal settlement liability of $0.5 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $2.0 million consisting primarily of our net income of $2.8 million, an increase of trade accounts receivable of $6.1 million due to an increase in sales, an increase in prepaid expenses and other assets of $2.6 million and an increase in inventories of $3.9 million. This was partially offset by an increase in deferred revenue of $3.9 million, an increase in the legal settlement liability of $1.0 million, and an increase in accrued expenses and other liabilities of $0.5 million.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2022 was $3.7 million driven by purchases of property and equipment of $2.1 million and payment of investments of $1.6 million.

Net cash used in investing activities during the six months ended June 30, 2021 was $1.4 million driven by an increase in purchases of property and equipment of $1.8 million partially offset by the payment for the additional investment in Cytek Japan, net of cash acquired of $0.4 million. See Note 16 included in the notes to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $1.5 million driven by issuance of our common stock under our equity incentive plans.

Net cash used in financing activities during the six months ended June 30, 2021 was $3.5 million primarily driven by the repayment of the PPP loan of $2.8 million and payment of deferred offering costs of $1.1 million, partially offset by $0.3 million received from the issuance of our common stock under our equity incentive plans.

Critical accounting estimates and significant judgments

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2022. There were no material changes to our critical accounting policies during the six months ended June 30, 2022, except as discussed in “Recently adopted accounting pronouncements” in Note 2, Basis of presentation and summary of significant accounting policies, of the Notes to unaudited interim consolidated financial statements included in this quarterly report.

Recently adopted accounting pronouncements

See Note 2 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Emerging growth company and smaller reporting company status

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, as an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. We may take advantage of these exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the end of the 2022 fiscal year.

We are also a “smaller reporting company,” as defined in the Exchange Act and will continue to qualify as a smaller reporting company through the end of the 2022 fiscal year. For as long as we continue to be a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest rate risk

The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2022, we had cash and cash equivalents of $349.9 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates below 1%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of June 30, 2022.

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

Remediation efforts on previously reported material weaknesses

We are committed to remediating the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. During 2021 and the six months ended June 30, 2022, we executed and continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:

41

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

43

•
Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of June 30, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 40.9% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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

To ensure adequate supply of our instruments and other products, we must forecast the inventory needs of our current and prospective customers, and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products could be negatively affected by many factors, many of which are beyond our control, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast market acceptance of new products, changes in general market conditions, including as a result of the COVID-19 pandemic, seasonal demands, regulatory matters, inflation or weakening of general economic conditions.

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

Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 38% and 45% of our revenue came from sales to academic and government-owned institutions and 62% and 55% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended June 30, 2022 and 2021, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

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

Approximately 38% and 45% of our revenue came from sales to academic and government-owned institutions in the three months ended June 30, 2022 and 2021, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

In addition, various state, federal and foreign agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, including as a result of negative or worsening conditions in the general economy, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our solutions. For example, congressional appropriations to the National Institutes of Health (the “NIH”) have generally increased year-over-year in recent years, but the NIH also experiences occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease or halt in the future. A decrease in the amount or halt of, or delay in the approval of, appropriations to NIH or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our solutions. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.

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

48

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest such as the ongoing war in Ukraine, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•
regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (the “FCPA”), its books and records provisions, or its anti-bribery provisions.

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

49

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

51

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

We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of June 30, 2022, we had accrued approximately $1.8 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont and San Diego, California, and Wuxi, China require global shipping services which are subject to certain factors outside of our control, such as increased costs due to fuel surcharges or otherwise, delays passing through customs and disruptions to global shipping routes. We have also experienced shipping delays and difficulties due to the COVID-19 pandemic and may again experience such delays or difficulties due to future quarantines, shelter-in-place and similar government orders related to the COVID-19 pandemic or other infectious disease outbreaks or natural disasters. Moreover, there is no guarantee that our systems will not become damaged or lost in transit, and we have experienced, and expect to continue to experience, delivery difficulties. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in customer dissatisfaction and a substantial financial loss for us. If our products are not delivered in a timely fashion or are lost during the delivery process, our customers could also become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects. Additionally, delays in shipping could have an adverse impact on our ability to recognize revenue in a timely manner, which could have an adverse impact on our quarterly results of operations.

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

We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. To date, there have been more than 760 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

As of June 30, 2022, we had 555 full-time employees. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, and geopolitical tensions, such as the ongoing war in Ukraine. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.

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
•
shipping costs due to increased fuel surcharges and delays due to customs requirements, disruptions to global shipping routes and due to the COVID-19 pandemic;
•
future global financial crises and economic downturns, including those caused by widespread public health crises;
•
economic factors, including changes in inflation, interest rates, foreign currency rates, and the potential effect of such factors on revenues and expenses; and
•
general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. While the duration and extent of the COVID-19 pandemic depends on future developments and potential resurgences of infections or new strains of the virus that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions and available vaccines, the pandemic has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. The potential impact and duration of the COVID-19 pandemic on the global economy and our business are difficult to assess or predict, due in part to new variant strains of the virus and the degree of their vaccine resistance. Potential impacts, some of which we have already experienced, include:

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

A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the United States in the future. As we have experienced in the six months ended June 30, 2022, where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.

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

62

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

As of June 30, 2022, we own 11 issued U.S. utility patents and three foreign-issued utility patents, one in each of Japan, China, and the European Union (Germany, France, and UK validation. We have 36 pending patent applications, including one design and 18 utility patent applications in the United States, three international utility patent applications; five utility patent applications in the European Union, five invention patent applications in China and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2023 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of June 30, 2022, our Shanghai subsidiary owns 14 issued utility model patents, ten pending invention patent applications and one pending utility model patent application, and our Wuxi subsidiary owns 27 issued patents and has 17 pending patent applications, including nine pending utility model patent applications and eight pending invention patent applications.

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

76

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
•
general economic, regulatory and market conditions, including economic recessions or slowdowns, the COVID-19 pandemic, the ongoing war in Ukraine and the general inflationary environment; and
•
other events or factors, many of which are beyond our control.

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

Based on the number of shares of common stock outstanding as of June 30, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 40.9% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act, and will remain an emerging growth company until the end of this fiscal year. For as long as we continue to be an emerging growth company, we expect to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements. We are also a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will continue to qualify as a smaller reporting company through the end of this fiscal year. For as long as we continue to be a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

78

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control and procedures over financial reporting for the fiscal year ending December 31, 2022, which is the year covered by the second annual report following the completion of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, since we will no longer be an “emerging growth company” or a non-accelerated filer, we will also be required to include in our annual report an attestation report by our independent registered public accounting firm on internal control over financial reporting, beginning with respect to the fiscal year ending December 31, 2022. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting, legal and other compliance expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Cytek Biosciences, Inc.

Date: August 10, 2022	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Patrik Jeanmonod
Patrik Jeanmonod
Chief Financial Officer (Principal Financial and Accounting Officer)