Form 10-Q
period 2022-09-30
Cytek Biosciences, Inc.
filed 2022-11-09
CIK 1831915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 134,853,359 outstanding shares of the Registrant’s common stock, par value $0.001 per share.

1

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Cytek Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$341,523	$364,618
Trade accounts receivable, net	39,636	29,760
Inventories	49,369	32,171
Prepaid expenses and other current assets	13,331	5,184
Total current assets	443,859	431,733
Deferred income tax assets, noncurrent	13,988	9,173
Property and equipment, net	7,844	5,851
Operating lease right-of-use assets	14,416	-
Goodwill	10,144	10,144
Intangible assets, net	4,485	4,739
Other noncurrent assets	4,559	1,665
Total assets	$499,295	$463,305
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,640	$3,034
Legal settlement liability, current	2,175	1,463
Accrued expenses	16,637	15,251
Other current liabilities	4,949	6,352
Deferred revenue, current	12,093	7,081
Total current liabilities	41,494	33,181
Legal settlement liability, noncurrent	15,122	13,745
Deferred revenue, noncurrent	10,407	9,790
Operating lease liability, noncurrent	14,326	-
Other noncurrent liabilities	1,437	1,204
Total liabilities	$82,786	$57,920
Commitments and contingencies (Note 17)
Redeemable convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, zero issued and outstanding as of September 30, 2022 and December 31, 2021; aggregate liquidation preference of zero as of September 30, 2022 and December 31, 2021.	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of September 30, 2022 and December 31, 2021, respectively; 134,849,139 and 133,749,663 issued and outstanding shares as of September 30, 2022 and December 31, 2021, respectively.	135	126
Additional paid-in capital	437,401	423,625
Accumulated deficit	(20,559)	(19,606)
Accumulated other comprehensive (loss) income	(530)	897
Noncontrolling interest in consolidated subsidiary	62	343
Total stockholders’ equity	$416,509	$405,385
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$499,295	$463,305

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Nine months ended
(In thousands, except share and per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue, net:
Product	$36,389	$32,191	$104,963	$83,567
Service	4,088	2,185	10,737	5,489
Total revenue, net	40,477	34,376	115,700	89,056
Cost of sales:
Product	10,606	10,024	34,153	25,264
Service	3,009	3,075	9,947	8,284
Total cost of sales	13,615	13,099	44,100	33,548
Gross profit	26,862	21,277	71,600	55,508
Operating expenses:
Research and development	8,650	6,078	25,111	17,366
Sales and marketing	8,810	6,553	24,201	16,406
General and administrative	8,042	5,749	24,176	13,896
Total operating expenses	25,502	18,380	73,488	47,668
Income (loss) from operations	1,360	2,897	(1,888)	7,840
Other income (expense):
Interest expense	(649)	(441)	(1,886)	(1,249)
Interest income	1,584	12	1,993	31
Other expense, net	(445)	(393)	(1,073)	(1,128)
Total other income (expense), net	490	(822)	(966)	(2,346)
Income (loss) before income taxes	1,850	2,075	(2,854)	5,494
Provision for (benefit from) income taxes	224	655	(1,620)	1,302
Net income (loss)	$1,626	$1,420	$(1,234)	$4,192
Less: net loss allocated to noncontrolling interests	40	-	281	-
Less: net income allocated to participating securities	-	(1,074)	-	(4,192)
Net income (loss) attributable to common stockholders, basic and diluted	$1,666	$346	$(953)	$-
Net income (loss) attributable to common stockholders per share, basic	$0.01	$-	$(0.01)	$-
Net income (loss) attributable to common stockholders per share, diluted	$0.01	$-	$(0.01)	$-
Weighted-average shares used in calculating net income (loss) per share, basic	134,711,701	108,322,433	134,342,059	57,534,080
Weighted-average shares used in calculating net income per share, diluted	138,709,335	113,637,377	134,342,059	62,095,275
Comprehensive income (loss):
Net income (loss)	$1,626	$1,420	$(1,234)	$4,192
Foreign currency translation adjustment, net of tax	(758)	34	(1,427)	505
Net comprehensive income (loss)	$868	$1,454	$(2,661)	$4,697

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

	Redeemable convertible				Additional		Accumulated other	Noncontrolling	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiary	equity
Balances at December 31, 2021	-	$-	133,749,663	$126	$423,625	$(19,606)	$897	$343	$405,385
Exercise of stock options			493,267	8	356				364
Stock-based compensation					3,837				3,837
Foreign currency translation adjustment, net of tax							14		14
Net loss						(2,021)			(2,021)
Noncontrolling interest								(137)	(137)
Balances at March 31, 2022	-	$-	134,242,930	$134	$427,818	$(21,627)	$911	$206	$407,442
Shares issued in connection with employee stock plans			365,649	1	1,204				1,205
Shares of Common Stock withheld related to net share settlement			(6,908)	-	(67)				(67)
Stock-based compensation					3,934				3,934
Foreign currency translation adjustment, net of tax							(683)		(683)
Net loss						(598)			(598)
Noncontrolling interest								(104)	(104)
Balances at June 30, 2022	-	$-	134,601,671	$135	$432,889	$(22,225)	$228	$102	$411,129
Shares issued in connection with employee stock plans			252,496	-	224				224
Shares of Common Stock withheld related to net share settlement			(5,028)	-	(71)				(71)
Stock-based compensation					4,359				4,359
Foreign currency translation adjustment, net of tax							(758)		(758)
Net income						1,666			1,666
Noncontrolling interest								(40)	(40)
Balances at September 30, 2022	-	$-	134,849,139	$135	$437,401	$(20,559)	$(530)	$62	$416,509

	Redeemable convertible				Additional		Accumulated other	Noncontrolling	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	income	subsidiary	equity (deficit)
Balances at December 31, 2020	87,268,694	$194,319	31,241,916	$23	$6,491	$(22,607)	$65	$—	$(16,028)
Exercise of stock options			533,540	1	195				196
Stock-based compensation					456				456
Foreign currency translation adjustment, net of tax							202		202
Net income						102			102
Noncontrolling interest								315	315
Balances at March 31, 2021	87,268,694	$194,319	31,775,456	$24	$7,142	$(22,505)	$267	$315	$(14,757)
Exercise of stock options			321,130	—	166				166
Stock-based compensation					667				667
Foreign currency translation adjustment, net of tax							269		269
Net income						2,670			2,670
Noncontrolling interest									—
Balances at June 30, 2021	87,268,694	$194,319	32,096,586	$24	$7,975	$(19,835)	$536	$315	$(10,985)
Exercise of stock options			411,060	—	264				264
Stock-based compensation					2,455				2,455
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs			13,949,401	14	215,675				215,689
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(87,268,694)	(194,319)	87,268,694	87	194,231				194,318
Foreign currency translation adjustment, net of tax							34		34
Net income						1,420			1,420
Noncontrolling interest									—

5

Balances at September 30, 2021	—	$-	133,725,741	$125	$420,600	$(18,415)	$570	$315	$403,195

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,234)	$4,192
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,731	557
Amortization of operating lease-right-of use assets	2,064	-
Stock-based compensation	12,130	3,578
Gain on equity method investment	-	(40)
Provision for excess and obsolete inventory	462	333
Interest expenses for accretion of the legal settlement liabilities	1,611	1,215
Change in operating assets and liabilities:
Trade accounts receivable	(11,780)	(11,647)
Inventories	(19,537)	(4,838)
Prepaid expenses and other assets	(15,035)	(5,002)
Trade accounts payable	2,770	486
Accrued expenses and other liabilities	2,828	2,099
Legal settlement liabilities	478	1,612
Deferred revenue	6,496	6,637
Lease liabilities	(1,408)	-
Net cash used in operating activities	(18,424)	(818)
Cash flows from investing activities:
Purchase of property and equipment	(3,218)	(3,068)
Purchase of intangible assets (patents)	(40)
Payment for investment	(1,587)	-
Payment for additional investment in Cytek Japan, net of cash acquired	-	371
Net cash used in investing activities	(4,845)	(2,697)
Cash flows from financing activities:
Repayment of Paycheck Protection Program loan	-	(2,772)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	-	215,689
Proceeds from Employee Stock Purchase Plan	765	-
Payments for taxes related to net share settlement of equity awards	(138)	-
Proceeds from issuance of common stock under employee stock plans	1,036	625
Net cash provided by financing activities	1,663	213,542
Effect of exchange rate changes on cash and cash equivalents	(1,489)	625
Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(23,095)	210,652
Cash and cash equivalents at beginning of period	364,618	166,119
Cash and cash equivalents at end of period	$341,523	$376,771
Supplemental disclosure of cash flow information:
Cash paid for taxes	$9,930	$2,238
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$235	$309
Intangible asset in accrued expenses at period end	$69	$90

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.

Notes to consolidated financial statements

1.
Description of business

Cytek® Biosciences, Inc. (“Cytek” or the “Company”) is a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. The Company has focused on becoming the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications.

The Company has successfully developed and manufactured its full spectrum flow cytometry platform (“instrument(s)” or “product(s)”). The Company believes its core instruments, the Aurora and Northern LightsTM systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum ProfilingTM” or “FSPTM”). The Company’s FSP platform includes instruments, accessories, reagents, software, and services to provide a comprehensive and integrated suite of solutions for its customers.

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

Shelf Registration Statement and At-the-Market Offering

On August 26, 2022, the Company filed with the SEC an automatic shelf registration statement on Form S-3ASR (File No. 333-267118) (the “Registration Statement”). In connection with the filing of the Registration Statement, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Piper Sandler & Co. (“Piper”) as sales agent to sell from time to time up to $150 million of the Company’s common stock through an “at-the-market” offering program as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of September 30, 2022, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement.

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

The Company’s cash and cash equivalents consist of money held in demand depositary accounts and money market funds. The carrying amount of cash and cash equivalents was $341.5 million and $364.6 million as of September 30, 2022 and December 31, 2021, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of September 30, 2022 and December 31, 2021.

The following is a summary of cash and cash equivalents on the consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Cash	$12,922	$18,939
Money market funds	242,017	345,679
Commercial paper	22,923	-
Corporate notes	11,968	-
U.S. Treasury	9,946	-
Federal agency securities	41,747	-
Total cash and cash equivalents as presented on the consolidated statements of cash flows	$341,523	$364,618

Trade accounts receivable, net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ respective financial conditions, the amounts of receivables in dispute and the current receivables aging and current payment patterns. To the extent identified, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. To date, the Company’s customers have primarily been large pharmaceutical companies, biopharmaceutical companies, leading academic research centers and clinical research organizations and therefore, the Company has not had any material write-offs or allowance for doubtful accounts for the presented periods. The following is a summary of the accounts receivables allowance for doubtful accounts for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2020	$175
Addition during the period	-
Utilization of allowance for doubtful accounts	(172)
Balance at December 31, 2021	$3
Addition during the period	—
Utilization of allowance for doubtful accounts	(3)
Balance at September 30, 2022	$-

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

Investments

The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment are included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended September 30, 2022.

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

The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer.
During the three and nine months ended September 30, 2022, the Company recorded $5.1 million and $6.1 million of revenue under bill-and-hold arrangements, respectively. During the three and nine months ended September 30, 2021, revenue recorded under bill-and-hold arrangements was immaterial.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s planned initial public offering, are capitalized, and will be offset against proceeds from the IPO upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed. On July 27, 2021, the Company completed the IPO; accordingly, the Company recognized the initial public offering costs of approximately $5.3 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying consolidated balance sheet. Accordingly, there were no deferred offering costs related to IPO as of September 30, 2022 and December 31, 2021.

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

Advertising costs

The cost of advertising, marketing and media is expensed as incurred. For the three and nine months ended September 30, 2022, advertising, marketing and media expenses totaled $0.5 million and $1.6 million, respectively. For the three and nine months ended September 30, 2021, advertising, marketing and media expenses totaled $0.5 million and $1.2 million, respectively.

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

Net income (loss) attributable to common stockholders per share

Basic net income (loss) attributable to common stockholders per share and diluted net income (loss) attributable to common stockholders per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net income (loss) per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net income per share for the holders of shares of the Company’s common stock and participating securities. The Company’s redeemable convertible preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. The participating securities include a contractual obligation to participate in the income of the Company and are included in the calculation of net income (loss) per share in the periods in which net income is recorded.

Diluted net income (loss) attributable to common stockholders per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on non-cumulative dividend rights if and when declared and then to common and preferred stockholders based on ownership interests. The weighted-average number of shares of common stock included in the computation of diluted net income (loss) attributable to common stockholders per share gives effect to all potentially dilutive common stock equivalents, including outstanding options and redeemable convertible preferred stock.

Common stock equivalents are excluded from the computation of diluted net income (loss) attributable to common stockholders per share if their effect is antidilutive.

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

Recent accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. As the Company will lose its emerging growth company (“EGC”) status as of December 31, 2022, and the Company will be required to apply the provision of ASU 2016-13 beginning with the annual reporting period ended December 31, 2022. The Company is currently evaluating the impact of adoption this guidance on the consolidated financial statements and related disclosures.

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

4.
Revenue from contracts with customers

Disaggregation of revenue

The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales channel mix
Direct sales channel	$30,204	$30,841	$94,725	$76,406
Distributor channel	10,273	3,535	20,975	12,650
Total revenue, net	$40,477	$34,376	$115,700	$89,056

Customer mix
Academia and government	$18,983	$18,593	$48,796	$42,463
Biotechnology, pharmaceutical, distributor and contract research organizations	21,494	15,783	66,904	46,593
Total revenue, net	$40,477	$34,376	$115,700	$89,056

Revenue by geographical markets is presented in Note 21, Geographic areas.

Remaining performance obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2022 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	100	—	100
Service revenue	11,993	10,407	22,400
Total revenue	$12,093	$10,407	$22,500

Contract balances

The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivable	$39,636	$29,760
Contract liabilities:
Deferred revenue	$22,500	$16,871
Customer deposits, which are included in 'Other current liabilities'	1,029	1,018
Total contract liabilities	$23,529	$17,889

The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2020	$7,745
Revenue recognized	(15,008)
Revenue deferred	25,152
Balance at December 31, 2021	$17,889
Revenue recognized	(17,885)
Revenue deferred	23,525
Balance at September 30, 2022	$23,529

17

5.
Balance sheet details

Inventories

The following table shows the components of inventory (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$28,501	$17,260
Work in progress	5,409	2,297
Finished goods	15,459	12,614
Total inventories	$49,369	$32,171

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses:
Prepaid inventory	$621	$397
Prepaid rent	323	201
Prepaid insurance	1,956	1,873
Prepaid income tax	6,140	-
Other	2,124	2,132
Other current assets:
Tax refund receivable	372	(127)
Other	1,795	708
Total prepaid expenses and other current assets	$13,331	$5,184

Accrued expenses

The following table shows the components of accrued expenses (in thousands):

	September 30, 2022	December 31, 2021
Accrued expenses:
Accrued compensation and related benefits	$9,615	$9,117
Professional service fees	923	1,119
Purchases	2,619	2,483
Product warranty	1,935	1,760
Other	1,545	772
Total accrued expenses	$16,637	$15,251

For the product warranty analysis refer to Note 19.

Other current liabilities

The following table shows the components of other current liabilities (in thousands):

	September 30, 2022	December 31, 2021
Other current liabilities:
Customer deposits	$1,029	$1,018
Income tax payable	-	2,476
Sales and use tax payable	1,149	1,403
Operating lease liability, current	1,413	—
Other	1,358	1,455
Total other current liabilities	$4,949	$6,352

18

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

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2021	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$345,679	$345,679	$—	$—
Total	$345,679	$345,679	$—	$—

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	September 30,	assets	inputs	inputs
	2022	(level 1)	(level 2)	(level 3)
Assets:
U.S. Treasury	$9,946	$9,946	$—	$—
Federal agency securities	41,747	-	41,747	-
Money market funds	242,017	242,017	-	-
Corporate notes	11,968	-	11,968	-
Commercial paper	22,923	-	22,923	-
Total	$328,601	$251,963	$76,638	$—

The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the unaudited consolidated balance sheet as of September 30, 2022.

7.
Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$4,250	$2,410
Leasehold improvements	3,343	3,021
Construction in progress	228	344
Office and computer equipment	845	673
Furniture and fixtures	1,817	1,263
Total property and equipment	10,483	7,711
Less: accumulated depreciation	(2,639)	(1,860)
Property and equipment, net	$7,844	$5,851

Total depreciation expense for the three and nine months ended September 30, 2022 was $444,000 and $1,181,000, respectively. Total depreciation expense for the three and nine months ended September 30, 2021 was $192,000 and $553,000, respectively.

19

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

9.
Goodwill and intangible assets, net

The addition of goodwill for the year ended December 31, 2021 is discussed in Note 8. There were no changes in goodwill for the nine months ended September 30, 2022.

The following table shows the components of intangible assets, net (in thousands):

	September 30, 2022	December 31, 2021
Patents and trademarks	$495	$387
Tradename	700	700
IP license	476	476
Customer relationships	2,200	2,200
Reagent license	1,800	1,800
Total intangible assets	5,671	5,563
Less: accumulated amortization	(1,186)	(824)
Intangible assets, net	$4,485	$4,739

Total amortization expense for the three and nine months ended September 30, 2022 was approximately $188,000 and $550,000, respectively. Total amortization expense for the three and nine months ended September 30, 2021 was $2,000 and $4,000, respectively.

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

The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning the second quarter of 2022, the remaining contractual payments will be classified as operating expenses as they are considered to be represented of deferred litigation settlement. The Company did not record any product cost of sales related to royalty expenses for the three months ended September 30, 2022. The Company recorded $0.8 million product cost of sales related to royalty expense for the nine months ended September 30, 2022. The Company recorded $0.9 million and $2.4 million product cost of sales related to royalty expense for the three and nine months ended September 30, 2021, respectively. The Company recorded $0.6 million and $1.6 million of interest expense for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.2 million of interest expense for the three and nine months ended September 30, 2021, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $17.3 million and $15.2 million as of September 30, 2022 and December 31, 2021, respectively, and will record licensing expense in future periods.

The following table shows the components of the legal settlement liability (in thousands):

	September 30, 2022	December 31, 2021
Current:
Legal settlement liability	$2,175	$1,463
Noncurrent:
Legal settlement liability	15,122	13,745
Total legal settlement liability	$17,297	$15,208

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

In October 2018, the Company repurchased 2,452,270 Series A shares at a price per share of $2.04 (“Series A Repurchase”), for an aggregate purchase price of $5.0 million. In connection with the Series A Repurchase, the Company filed a Certificate of Retirement with the Secretary of State in the State of Delaware to (i) cancel and retire the repurchased shares as required by the Company’s Amended and Restated Certificate of Incorporation, (ii) reduce the number of 2018 Preferred Stock authorized under the Company’s Amended and Restated Certificate of Incorporation to 70,212,570 from 72,664,850 and (iii) reduce the number of Series A shares authorized under the Company’s Amended and Restated Certificate of Incorporation to 30,213,574 from 32,665,849.

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

12.
Common stock

As of September 30, 2022, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

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

On August 26, 2022, the Company filed a Registration Statement with the SEC. In connection with the filing of the Registration Statement, the Company also entered into the “2022 Sales Agreement” with Piper as sales agent to sell from time to time up to $150 million of the Company’s common stock through an “at-the-market” offering program as defined in Rule 415 promulgated under the Securities Act.

Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of September 30, 2022, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement.

13.
Stock-based compensation plan

Stock Plans

As of September 30, 2022, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2021 Equity Incentive Plan

In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of September 30, 2022, the total number of shares of common stock available for issuance under the 2021 Plan was 18,802,839 shares.

2021 Employee Stock Purchase Plan

In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the nine months ended September 30, 2022, 92,638 shares were issued pursuant to purchases under the ESPP.

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

Stock Options

The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2021	8,805,850	$6.56	8.03	$147,622,562
Options granted	690,751	12.32
Options exercised	(883,298)	1.17
Options forfeited	(563,951)	10.00
Options expired	(60,677)	1.04
Balance as of September 30, 2022	7,988,675	$7.44	7.49	$63,886,008
Options exercisable as of September 30, 2022	4,160,074	$4.18	6.60	$45,526,814

The Company did not grant any stock options during the three months ended September 30, 2022. The weighted-average grant date fair value of options granted during the three months ended September 30, 2021 was $12.56 per share. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $8.14 and $10.43 per share, respectively.

There was $31.6 million and $42.7 million of unrecognized stock-based compensation expense related to unvested stock options as of September 30, 2022 and 2021, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.42 years and 3.23 years as of September 30, 2022 and 2021, respectively.

The Company currently uses authorized and unissued shares to satisfy option exercises.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of September 30, 2022.

RSU Awards

The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share
Unvested balance at December 31, 2021	104,876	$21.10
Granted	1,306,076	$12.88
Vested	(135,476)	$13.71
Forfeited	(58,262)	$13.71
Unvested balance at September 30, 2022	1,217,214	$13.45

There was $15.1 million of unrecognized stock-based compensation expense related to unvested RSU awards as of September 30, 2022. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.44 years as of September 30, 2022.

Stock-based compensation expense

The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of sales	$759	$559	$2,214	$791
Research and development	1,248	698	3,600	1,002
Sales and marketing	1,097	478	2,731	781
General and administrative	1,255	720	3,585	1,004
Total stock-based compensation	$4,359	$2,455	$12,130	$3,578

The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expected term (in years)	—	6.08	5.91	6.05
Expected volatility	—%	89.8%	75%	90.1%
Risk-free interest rate	—%	0.88%	2.1%	0.95%
Dividend yield	—	—	—	—

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Expected term (in years)	0.5	—	0.5	—
Expected volatility	72%	—%	74%	—%
Risk-free interest rate	1.6%	—%	1.3%	—%
Dividend yield	—	—	—	—

14.
Employee benefit plan

401(k) retirement savings plan

The Company currently maintains a 401(k) retirement savings plan the covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $273,000 and $791,000 for the three and nine months ended September 30, 2022, respectively, and $205,000 and $572,000 for the three and nine months ended September 30, 2021, respectively.

15.
Income taxes

The Company's effective tax rate from continuing operations was 56.8% and 23.7% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 is higher than the U.S. federal statutory tax rate due to nondeductible stock-based compensation, the Company’s mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, stock compensation, and federal and state research credits. The effective income tax rate for the nine months ended September 30, 2021 was lower than the U.S federal statutory tax rate primarily due to higher projected annual profits which resulted in a lower projected tax rate.

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

Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

Nine months ended
September 30, 2022
Operating lease cost	$2,370
Short-term lease cost	37
Total lease cost	$2,407

For the three and nine months ended September 30, 2022, sublease income was $66,000 and $199,000, respectively, recorded as other income.

Supplemental cash flow information related to leases is as follows (in thousands):

Nine months ended
September 30, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,629

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$16,741

Supplemental balance sheet information related to leases is as follows (in thousands):

September 30, 2022
Operating lease right-of-use assets	$14,416
Included in other current liabilities:
Operating lease liabilities, current	$1,413
Operating lease liabilities, noncurrent	14,326
Total operating lease liabilities	$15,739

Weighted-average remaining lease term - operating leases:	5.54

Weighted-average discount rate - operating leases:	2.6%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2022 is as follows (in thousands):

2022 (excluding the nine months ended September 30)	$805
2023	3,352
2024	2,991
2025	2,602
2026	2,580
Thereafter	4,710
Total lease payments	$17,040
Less imputed interest	(1,301)
Total present value of lease liabilities	$15,739

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

18.
Investment in Cytek Japan

In May 2019, the Company jointly formed Cytek Japan with TOMY Digital Biology (“TOMY”). Cytek Japan was created for the purpose of expanding the Company’s presence in Japan. The Company and TOMY each purchased $46,000 of common stock of Cytek Japan. The Company previously accounted for its 50% interest in Cytek Japan as an equity method investment. The Company recorded $40,000 for its proportionate share of Cytek Japan’s earnings prior to its additional investment, which is included in other income (expense), net in the consolidated statements of operations and comprehensive income for the three months ended September 30, 2022.

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

The Company recognized net assets of $1.1 million, consisting primarily of $1.0 million cash. The Company recorded noncontrolling interest of $315,000 on the unaudited interim consolidated financial statements as of March 31, 2021. The net loss attributable to noncontrolling interest was $40,000 and $281,000 for the three and nine months ended September 30, 2022, respectively. The net income attributable to noncontrolling interest was de minimis for the three and nine months ended September 30, 2021.

27

19.
Product warranty

The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Balance, beginning of the period	$1,760	$969
Accrual for current year warranties	1,933	3,304
Warranty cost incurred	(1,758)	(2,513)
Balance, end of period	$1,935	$1,760

20.
Net income (loss) attributable to common stockholders per share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) attributable to common stockholders per share for the three and nine months ended September 30, 2022 and 2021 (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator
Net income (loss)	$1,626	$1,420	$(1,234)	$4,192
Less: net loss allocated to noncontrolling interests	40	-	281	$-
Less: net income allocated to participating securities	-	(1,074)	-	(4,192)

Net income (loss) attributable to common stockholders, basic and diluted	$1,666	$346	$(953)	$-

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	134,711,701	108,322,433	134,342,059	57,534,080
Effect of employee stock plans	3,997,634	5,314,945	-	4,561,195
Weighted-average common shares outstanding, attributable to common stockholders, diluted	138,709,335	113,637,377	134,342,059	62,095,275

Net income (loss) attributable to common stockholders per share, basic	$0.01	$-	$(0.01)	$-
Net income (loss) attributable to common stockholders per share, diluted	$0.01	$-	$(0.01)	$-

21.
Geographic areas

The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States	$22,811	$23,980	$67,896	$54,579
EMEA	10,301	6,179	27,823	23,482
APAC	7,153	2,801	18,306	9,447
Other	212	1,416	1,675	1,548
Total revenue, net	$40,477	$34,376	$115,700	$89,056

EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.

For the three and nine months ended September 30, 2022 and 2021, the Company had no major customers.

As of September 30, 2022 and December 31, 2021, the Company’s long-lived assets by geographic area were as follows (in thousands):

	September 30	December 31,
	2022	2021

United States	$6,124	$3,801
APAC	1,720	2,050
Total	$7,844	$5,851

As of September 30, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets were located in the United States and in Wuxi, China.

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

23. Subsequent Events

In November 2022, the Company's wholly-owned subsidiary, Cytek Biosciences (Wuxi) Co., Ltd. ("Cytek Wuxi"), entered into an agreement to purchase a building, comprised of approximately 769,800 square feet, in Wuxi, China to expand the operations at the location. The purchase price is approximately $5.8 million. Cytek Wuxi entered into a loan agreement on November 7, 2022, to finance approximately $2.8 million for this purchase. The loan term is 60 months from receiving of principal amount. The loan bears interest at a fixed annual rate of 4.5%.

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

Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed over 1,500 instruments—primarily comprised of our Aurora and Northern Lights systems—to customers around the world, including the largest pharmaceutical companies, over 150 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we began shipping the Aurora cell sorter (“Aurora CS”), which uses our FSP technology to further broaden our potential applications across cell analysis.

We manufacture our instruments in our facilities in Fremont, California and in Wuxi, China. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.

Our total revenue was $40.5 million and $115.7 million in the three and nine months ended September 30, 2022, respectively, and $34.4 million and $89.1 million in the three and nine months ended September 30, 2021, respectively. The increase was primarily due to continued demand across our full portfolio of product offerings and an increase in the average blended selling price due to product mix.

To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 75% and 82% of total revenue for the three and nine months ended September 30, 2022, respectively, and 90% and 86% for the three and nine months ended September 30, 2021, respectively, and revenue from distributors represented 25% and 18% of total revenue for the three and nine months ended September 30, 2022, respectively, and 10% and 14% for the three and nine months ended September 30, 2021, respectively.

We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $8.7 million and $25.1 million for the three and nine months ended September 30, 2022, respectively, and $6.1 million and $17.4 million for the three and nine months ended September 30, 2021, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in sales of our Aurora, Northern Lights and Aurora CS systems, as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $8.8 million and $24.2 million for the three and nine months ended September 30, 2022, respectively, and $6.6 million and $16.4 million for the three and nine months ended September 30, 2021, respectively.

Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.

Our net income was $1.6 million for the three months ended September 30, 2022 and net loss was $1.2 million for the nine months ended September 30, 2022. Our net income was $1.4 million and $4.2 million for the three and nine months ended September 30, 2021, respectively. The change for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 resulted primarily from expenses driven by an increase in headcount and salaries and efforts in research and development and marketing initiatives.

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

Global customer adoption

Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. As part of this effort, we increased our direct sales force by 34% and 39% in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. We intend to continue increasing our workforce in line with our growth.

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

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Dollar Change	2022	2021	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$30,204	$30,841	$(637)	$94,725	$76,406	$18,319
Distributor channel	10,273	3,535	6,738	20,975	12,650	8,325
Total revenue, net	$40,477	$34,376	$6,101	$115,700	$89,056	$26,644
Customer mix
Academia and government	$18,983	$18,593	$390	$48,796	$42,463	$6,333
Biotechnology, pharmaceutical, distributor and CRO	21,494	15,783	5,711	66,904	46,593	20,311
Total revenue, net	$40,477	$34,376	$6,101	$115,700	$89,056	$26,644

Distributors typically sell to end customers identified in other customer categories.

The table below sets forth our cumulative instruments shipped as of the dates presented:

	September 30	June 30,	March 31,	December 31,
	2022	2022	2022	2021
Instruments shipped	1,501	1,359	1,226	1,110

Known Trends, Events and Uncertainties

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

Additionally, the recent trends towards rising inflation may also adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs may adversely affect our operating results. The general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine.

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

We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $40.5 million and $115.7 million for the three and nine months ended September 30, 2022, respectively, and $34.4 million and $89.1 million for the three and nine months ended September 30, 2021, respectively.

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

Income taxes

Our provision for (benefit from) income taxes consists primarily of provision for federal taxes and local taxes in the United States as well as foreign taxes. As we plan to expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

Results of operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our interim consolidated results of operations and comprehensive income (loss) data for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue, net:
Product	$36,389	$32,191	$104,963	$83,567
Service	4,088	2,185	10,737	5,489
Total revenue, net	40,477	34,376	115,700	89,056
Cost of sales:
Product	10,606	10,024	34,153	25,264
Service	3,009	3,075	9,947	8,284
Total cost of sales	13,615	13,099	44,100	33,548
Gross profit	26,862	21,277	71,600	55,508
Operating expenses:
Research and development	8,650	6,078	25,111	17,366
Sales and marketing	8,810	6,553	24,201	16,406
General and administrative	8,042	5,749	24,176	13,896
Total operating expenses	25,502	18,380	73,488	47,668
Income (loss) from operations	1,360	2,897	(1,888)	7,840
Other income (expense):
Interest expense	(649)	(441)	(1,886)	(1,249)
Interest income	1,584	12	1,993	31
Other expense, net	(445)	(393)	(1,073)	(1,128)
Income (loss) before income taxes	1,850	2,075	(2,854)	5,494
Provision for (benefit from) income taxes	224	655	(1,620)	1,302
Net income (loss)	$1,626	$1,420	$(1,234)	$4,192
Foreign currency translation adjustment, net of tax	(758)	34	(1,427)	505
Net comprehensive income (loss)	$868	$1,454	$(2,661)	$4,697

Total revenue, net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Revenue, net
Product	$36,389	$32,191	$4,198	13%	$104,963	$83,567	$21,396	26%
Service	4,088	2,185	1,903	87%	10,737	5,489	5,248	96%
Total revenue, net	$40,477	$34,376	$6,101	18%	$115,700	$89,056	$26,644	30%

Total revenue, net increased by $6.1 million, or 18%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Total revenue, net increased by $26.6 million, or 30%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase in revenue was primarily driven by an increase in sales of our Aurora CS system, which commercially launched in June 2021, recently launched reagents and consumables, and our Northern Lights systems.

Product revenue increased by $4.2 million or 13%, to $36.4 million, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Product revenue increased by $21.4 million, or 26%, to $105.0 million, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase in our Aurora CS system, which commercially launched in June 2021, recently launched reagents and consumables, and our Northern Lights systems.

Service revenue increased by $1.9 million, or 87%, to $4.1 million, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Service revenue increased by $5.2 million, or 96%, to $10.7 million, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.The increase in service revenue was mainly driven by more instruments coming off warranty.

Total cost of sales, gross profit and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Cost of sales:
Product	$10,606	$10,024	$582	6%	$34,153	$25,264	$8,889	35%
Service	3,009	3,075	(66)	-2%	9,947	8,284	1,663	20%
Total cost of sales	$13,615	$13,099	$516	4%	$44,100	$33,548	$10,552	31%
Gross profit	$26,862	$21,277	$5,585	26%	$71,600	$55,508	$16,092	29%
Gross margin	66%	62%			62%	62%

Total cost of sales increased by $0.5 million, or 4%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and increased by $10.6 million, or 31%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This is primarily due to more instruments shipped, increased material costs, and increased service and manufacturing headcount and associated personnel cost, including an increase of $0.2 million in stock-based compensation for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, and an increase of $1.4 million in stock-based compensation for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Total gross profit margin was 66% and 62% as a percent of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 62% for each of the nine months ended September 30, 2022 and 2021. The increase is primarily due to increased sales of our Aurora CS system, which has higher gross margin, for the three months ended September 30, 2022.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Product:
Revenue	$36,389	$32,191	$4,198	13%	$104,963	$83,567	$21,396	26%
Cost of sales	10,606	10,024	582	6%	34,153	25,264	8,889	35%
Product gross profit	$25,783	$22,167	$3,616	16%	$70,810	$58,303	$12,506	21%
Gross margin	71%	69%			67%	70%

Service:
Revenue	$4,088	$2,185	$1,903	87%	$10,737	$5,489	$5,248	96%
Cost of sales	3,009	3,075	(66)	-2%	9,947	8,284	1,663	20%
Service gross profit	$1,079	$(890)	$1,969	221%	$790	$(2,795)	$3,585	128%
Gross margin	26%	-41%			7%	-51%

Product gross profit and product revenue for the three months ended September 30, 2022 increased 16% and 13%, respectively, as compared to the three months ended September 30, 2021. Service gross profit and service revenue for the three months ended September 30, 2022 increased 221% and increased 87%, respectively, as compared to the three months ended September 30, 2021. Service cost of sales for the three months ended September 30, 2022 decreased by 2% as compared to the same period in 2021.

Product gross profit and product revenue for the nine months ended September 30, 2022 increased 21% and 26%, respectively, as compared to the nine months ended September 30, 2021. Service product profit and service revenue for the nine months ended September 30, 2022 increased 128% and increased 96%, respectively, as compared to the nine months ended September 30, 2021.

Operating expenses

Research and development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Research and development	$8,650	$6,078	$2,572	42%	$25,111	$17,366	$7,745	45%

Research and development expenses were $8.7 million for the three months ended September 30, 2022 as compared to $6.1 million for the three months ended September 30, 2021. The increase of $2.6 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses, including stock-based compensation of $0.6 million.

Research and development expenses were $25.1 million for the nine months ended September 30, 2022 as compared to $17.4 million for the nine months ended September 30, 2021. The increase of $7.7 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses, including stock-based compensation of $2.6 million.

We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.

Sales and marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Sales and marketing	$8,810	$6,553	$2,257	34%	$24,201	$16,406	$7,795	48%

Sales and marketing expenses were $8.8 million for the three months ended September 30, 2022 as compared to $6.6 million for the three months ended September 30, 2021. The increase of $2.3 million in sales and marketing expenses was primarily due to an increase in headcount, commissions, and personnel-related expenses of $1.5 million, including stock-based compensation of $0.6 million.

Sales and marketing expenses were $24.2 million for the nine months ended September 30, 2022 as compared to $16.4 million for the nine months ended September 30, 2021. The increase of $7.8 million in sales and marketing expenses was primarily due to an increase in headcount, commissions, and personnel-related expenses of $5.1 million, including stock-based compensation of $2.0 million. There was also an increase in advertising and marketing activities of $0.5 million.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.

General and administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
General and administrative	$8,042	$5,749	$2,293	40%	$24,176	$13,896	$10,280	74%

General and administrative expenses were $8.0 million for the three months ended September 30, 2022, as compared to $5.7 million for the three months ended September 30, 2021. The increase of $2.3 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs and infrastructure services to support the growth of our overall operations. The increase in personnel-related costs was primarily due to increased headcount and stock-based compensation of $0.5 million.

General and administrative expenses were $24.2 million for the nine months ended September 30, 2022 as compared to $13.9 million for the nine months ended September 30, 2021. The increase of $10.3 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs and infrastructure services to support the growth of our overall operations. The increase in personnel-related costs was primarily due to increased headcount and stock-based compensation of $2.6 million.

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

Interest expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Interest expense	$(649)	$(441)	(208)	47%	$(1,886)	$(1,249)	(637)	51%

Interest expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, as compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. The increase was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 10 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Interest income	$1,584	$12	1,572	13100%	$1,993	$31	1,962	6329%

Interest income was $1.6 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, as compared to $12,000 and $31,000 for the three and nine months ended September 30, 2021, respectively. The increase in interest income was the result of higher interest earned on our cash and cash equivalents due to an increase in interest rates as compared to 2021.

Other expense, net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Other expense, net	$(445)	$(393)	(52)	13%	$(1,073)	$(1,128)	55	-5%

Other expense, net was $445,000 and $1.1 million for the three and nine months ended September 30, 2022, respectively, as compared to other expense, net of $393,000 and $1.1 million for the three and nine months ended September 30, 2021, respectively. The increase of $52,000 was primarily the result of the net impact of foreign exchange gains and losses during the three months ended September 30, 2022. The decrease of $55,000 was primarily the result of the net impact of foreign exchange gains and losses during the nine months ended September 30, 2022.

Income Taxes

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2022	2021	Amount	%	2022	2021	Amount	%
Provision for (benefit from) income taxes	$224	$655	(431)	-66%	$(1,620)	$1,302	(2,922)	-224%

Provision for income tax was $224,000 and benefit from income taxes was $1.6 million for the three and nine months ended September 30, 2022, respectively, as compared to income tax expense of $0.7 million and $1.3 million for the three and nine months ended September 30, 2021, respectively. The net change of $2.9 million was the result of net loss in the nine months ended September 30, 2022, which caused income tax benefit to be recorded at the expected annual effective tax rate.

Liquidity and capital resources

Overview

To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of September 30, 2022 and December 31, 2021, we had approximately $341.5 million and $364.6 million, respectively, in cash and cash equivalents, which were primarily held in U.S. short-term bank deposit accounts and money market funds.

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

In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $17.0 million as of September 30, 2022.

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

On August 26, 2022, we entered into a sales agreement (the “Sales Agreement”) with Piper Sandler & Co. (“Piper”) as sales agent to sell from time to time up to $150 million of our common stock through an “at the market” offering program. To date, we have not made any sales of common stock pursuant to the Sales Agreement. The securities in this transaction were offered pursuant to an automatic shelf registration statement on Form S-3ASR (File No. 333-267118) that was filed with the SEC on August 26, 2022.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(18,424)	$(818)
Investing activities	(4,845)	(2,697)
Financing activities	1,663	213,542
Effect of exchange rate changes on cash and cash equivalents	(1,489)	625
Net (decrease) increase in cash and cash equivalents	$(23,095)	$210,652

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $18.4 million. Net loss was $1.2 million; we also incurred non-cash stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $12.1 million, $1.7 million, $2.1 million, and $1.6 million, respectively. Usage of cash included an increase of inventories of $19.5 million, an increase of trade accounts receivable of $11.8 million due to an increase in sales, and an increase in prepaid expenses and other assets of $15.0 million. This was partially offset by an increase of trade accounts payables of $2.8 million, an increase in deferred revenue of $6.5 million, an increase in accrued expenses and other liabilities of $2.8 million and an increase in the legal settlement liability of $0.5 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $0.8 million. Net income was $4.2 million; we also incurred non-cash stock-based compensation expense, interest expenses for accretion of the legal settlement liabilities, and depreciation and amortization of $3.6 million, $1.2 million, and $0.6 million, respectively. Usage of cash included an increase of trade accounts receivable of $11.6 million due to an increase in sales, an increase in prepaid expenses and other assets of $5.0 million and an increase in inventories of $4.8 million. This was partially offset by an increase in deferred revenue of $6.6 million, an increase in accrued expenses and other liabilities of $2.1 million, an increase in the legal settlement liability of $1.6 million, and an increase in trade accounts payable of $0.5 million.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $4.8 million driven by purchases of property and equipment of $3.2 million and payment of investments of $1.6 million.

Net cash used in investing activities during the nine months ended September 30, 2021 was $2.7 million driven by an increase in purchases of property and equipment of $3.1 million partially offset by the payment for the additional investment in Cytek Japan, net of cash acquired of $371,000.

Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $1.7 million driven by issuance of our common stock under our equity incentive plans.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $213.5 million primarily driven by our IPO, which resulted in net proceeds to us of approximately $215.7 million.

Critical accounting estimates and significant judgments

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2022. There were no material changes to our critical accounting policies during the nine months ended September 30, 2022, except as discussed in “Recently adopted accounting pronouncements” in Note 2, Basis of presentation and summary of significant accounting policies, of the Notes to unaudited interim consolidated financial statements included in this quarterly report.

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

Interest rate risk

The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2022, we had cash and cash equivalents of $341.5 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of September 30, 2022.

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

Remediation efforts on previously reported material weaknesses

We are committed to remediating the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. During 2021 and the nine months ended September 30, 2022, we executed and continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:

42

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

44

•
Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of September 30, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 33.5% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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

Our Aurora system was commercially launched in June 2017, our Northern Lights system was commercially launched in October 2018 and our Aurora CS was first commercially shipped in June 2021. Sales of the Aurora and Northern Lights systems together accounted for a substantial portion of our revenue for the periods presented. We expect that, for at least the foreseeable future, sales of our Aurora and Northern Lights systems will continue to account for a substantial portion of our revenue. The sales cycle for our flow cytometer instruments is slow and can take up to six months or longer to complete. As a result of this lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue as sales of the Aurora and Northern Lights systems are expected to continue to comprise a significant component of our revenue. Additionally, we experience seasonality in our business, with revenue in the fourth quarter typically being higher as a result of higher sales volume. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 47% and 42% of our revenue came from sales to academic and government-owned institutions and 53% and 58% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended September 30, 2022 and 2021, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

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

Approximately 47% and 42% of our revenue came from sales to academic and government-owned institutions in the three months ended September 30, 2022 and 2021, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

In addition to selling our products through our direct sales force and support organizations in North America, Europe, China, and several other countries in the Asia-Pacific region, we sell our products through third-party distributors or sales agents in certain countries in Europe, Latin America, the Middle East and the Asia-Pacific region. If current or future distributors do not perform adequately or effectively or fail to obtain or maintain any required regulatory approvals, we may not realize long-term international revenue growth and our business, operating results and financial condition may be harmed. We have limited control over our distributors, which may not commit the necessary resources to market our products to the level of our expectations.

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

49

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

50

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

52

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

We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of September 30, 2022, we had accrued approximately $1.9 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2022, we had 574 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, and geopolitical tensions, such as the ongoing war in Ukraine, and rising interest rates. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.

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

A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the United States in the future. As we have experienced in the nine months ended September 30, 2022, where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.

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

63

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy and security laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA including by applying to personal information of business representatives and employees. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy and security laws. For example, Virginia, Colorado, Utah, and Connecticut have similarly enacted comprehensive data privacy and security laws, all of which share similarities with but also differ from the CPRA and become effective in 2023. If we become subject to new data privacy and security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors).

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”) impose strict requirements for processing the personal data of individuals located, respectively within the European Economic Area (“EEA”) and the United Kingdom (“UK”). For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. Other countries outside of Europe have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, which could increase the cost and complexity of delivering our services and operating our business. For example, China’s cybersecurity law, which took effect in June 2017, and the Personal Information Protection Law, which took effect on November 1, 2021, broadly regulate data privacy and security practices and their applicability and scope are evolving and aspects of the law are uncertain. As another example, Canada has enacted the Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, which broadly regulate the Processing of personal data and imposes compliance obligations and penalties comparable to those of European data privacy and security laws. Complying with these and other similar laws and regulations (to the extent applicable) may cause us to incur substantial operational costs or require us to change our business practices, and could lead to material fines, penalties and liability.

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

As of September 30, 2022, we own 11 issued U.S. utility patents and three foreign-issued utility patents, one in each of Japan, China, and the European Union (Germany, France, and UK validation). We have 40 pending patent applications, including one design and 22 utility patent applications in the United States, three international utility patent applications; five utility patent applications in the European Union, five invention patent applications in China and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2023 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of September 30, 2022, our Shanghai subsidiary owns one issued invention patent, 14 issued utility model patents, ten pending invention patent applications and two pending utility model patent application, and our Wuxi subsidiary owns 31 issued patents and has 13 pending patent applications, including five pending utility model patent applications and eight pending invention patent applications.

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

77

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

We have broad discretion over the use of our cash. Investors may not agree with our decisions, and our use of cash may not yield any return on your investment. We currently intend to use our cash to fund manufacturing activities, sales and marketing activities, including the hiring and training of additional sales and marketing personnel, and the remainder for working capital and general corporate purposes, including research and development activities. In addition, a portion of our cash may also be used to acquire assets or complementary businesses. Our failure to use our cash effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital. In addition, pending their use, our cash may be placed in investments that do not produce income or that may lose value. If we do not invest or apply our cash in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Substantial future sales of shares of our common stock or securities convertible into our common stock will result in additional dilution of the percentage of ownership of our stockholders and could cause the market price of our common stock to decline.

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

In addition, we may offer and sell up to $150 million shares of common stock registered under our universal shelf registration statement on Form S-3 pursuant to the Sales Agreement with Piper in one or more “ at the market” offerings. To date, we have not made any sales of common stock pursuant to the Sales Agreement. The extent to which we utilize the Sales Agreement with Piper as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources.

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

Based on the number of shares of common stock outstanding as of September 30, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 33.5% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	Exhibits.

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
10.1	Forms of Option Agreement and Notice of Stock Option Grant under 2021 Equity Incentive Plan, effective August 23, 2022					X
10.2	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan, effective August 23, 2022.					X
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Cytek Biosciences, Inc.

Date: November 9, 2022	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Patrik Jeanmonod
Patrik Jeanmonod
Chief Financial Officer (Principal Financial and Accounting Officer)