Form 10-K
period 2022-12-31
Cytek Biosciences, Inc.
filed 2023-03-01
CIK 1831915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2023 was 135,430,624.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

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
•
general economic and market conditions, including as a result of the COVID-19 pandemic, seasonal demands, regulatory matters, economic recessions or slowdowns, the ongoing war in Ukraine and the general inflationary environment;
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
•
our ability to integrate the businesses we acquire and to achieve and recognize the anticipated benefits of the transaction;
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

PART I.

Item 1. Business

On February 28, 2023, we completed the acquisition of certain assets relating to the flow cytometry and imaging business of Luminex Corporation. The information set forth under this “Business” section relates primarily to our business of developing, manufacturing, marketing, and selling our full spectrum flow cytometers and related reagents, software and services. For information relating to the acquisition, please refer to the subsections entitled "Recent Developments—FCI Acquisition.”

Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017 through December 31, 2022, we have sold and deployed over 1,670 instruments— primarily comprised of our Aurora and Northern Lights systems—to customers around the world, including the largest pharmaceutical companies, over 200 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we commercially launched the Aurora cell sorter (“Aurora CS”), which leverages our FSP technology to further broaden our potential applications across cell analysis.

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

Our solutions have enabled researchers to make significant scientific advances in key areas of medical discovery (such as oncology, immunology and infectious diseases) in addition to empowering improved downstream cell analysis with complementary cell analysis technologies (such as next-generation sequencing (“NGS”)). We believe that our innovative FSP and targeted cell isolation technology has the potential to accelerate scientific discovery and have a profound impact on the understanding of cell biology, immunotherapy, and targeted therapeutic approaches (personalized medicine). Further, there has been a meaningful acceleration in the rate of publications generated to showcase our technology, with over 1000 peer-reviewed articles published, including many prominent journals, across a wide range of applications including oncology, infectious diseases, immunology, immunotherapy and immuno-oncology.

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

Within the life sciences technology market, flow cytometry technologies currently provide solutions largely within cell proliferation, cell counting, cell identification, cell quality control and single-cell applications, representing an initial total addressable market of nearly $12 billion. However, we believe that, driven by enhanced capabilities, our FSP platform has the potential to capture an increasingly greater share of the broader cell analysis market, which according to industry sources is expected to grow from roughly $17 billion in 2022 to approximately $28 billion by 2027. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. Thus, we believe our potential total addressable market is larger than the current cell analysis market, which excludes new and existing markets addressable by our platform, such as clinical research applications within immunotherapy, immuno-oncology, bio-processing, infectious diseases, and immuno-deficiencies. In addition, the combination of our platform with complementary, downstream cell analysis technologies is expected to provide additional areas for new clinical research applications—for example, combining FSP technology with NGS has demonstrated an improved ability to predict leukemia relapse after therapy (such as minimal residual disease (“MRD”) testing) and served to support the use of our technology within personalized medicine. As our FSP platform is further validated through the continued acceleration of peer-reviewed publications in new applications, we expect our total addressable market to expand.

We believe the combination of our people and our global reach across the United States, Europe and Asia will enable us to continue to execute on our growth strategies, stay ahead of competition and remain at the forefront of innovation in cell analysis. Our leadership team has extensive track records in the life sciences and technology sectors. Our multidisciplinary group of over 580 employees includes employees with expertise across optics, electronics, fluidics, computer sciences, chemistry, biology, and medical sciences. Our worldwide commercial team of more than 130 employees and our research and development team of more than 160 employees have significant expertise, industry experience and collaborative relationships with key opinion leaders (“KOLs”), industry leaders, innovators and potential customers.

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

We believe our financial results reflect the significant market demand for our offerings and adoption of our FSP technology: our strong financial profile is differentiated by the combination of our scaled revenue base, high revenue growth and profitability. Our revenue for fiscal years 2022, 2021 and 2020 was $164.0 million, $128.0 million, and $92.8 million, respectively. We generated net income of $2.5 million $3.0 million, and $19.4 million for fiscal years 2022, 2021 and 2020, respectively.

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
•
Drive clinical research application development. We are deeply committed to developing our platform’s clinical research applications, and in particular, within disease detection, diagnosis, and treatment monitoring. We also focus on areas where we can leverage the combination of our FSP platform with complementary cell analysis technologies (such as NGS) to produce differentiated outcomes with greater sensitivity, such as with MRD testing. We can provide insights to clinicians to facilitate personalized medicine for patients, as well as facilitate biopharma’s research and development efforts to develop the next-generation of targeted therapies. Our Northern Lights CLC system has been registered or approved for clinical use in the European Union and China and we plan to continue generating supporting publications and data, as well as pursue any required regulatory approvals for clinical use in the United States.

Our Market Opportunity and Industry Background

Our market opportunity. Within the life sciences technology market, flow cytometry technologies currently provide solutions, including cell proliferation, cell counting, cell identification, cell quality control and single- cell applications, largely within the global cell analysis market. However, we believe that the enhanced capabilities of our FSP platform relative to conventional flow cytometry (“CFCs”), mass cytometry and early approaches to spectral flow cytometry enable us to capture an increasingly greater share of the total addressable market by accessing the entire cell analysis market, which according to industry sources is expected to grow from roughly $17 billion in 2022 to approximately $28 billion by 2027. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. Thus, we believe our potential total addressable market is larger than the current cell analysis market, which excludes new and existing markets addressable by our platform, such as clinical research applications within immunotherapy, immuno-oncology, bio-processing, infectious diseases and immuno-deficiencies. In addition, the combination of our platform with complementary, downstream cell analysis technologies is expected to provide additional areas for new applications—for example, combining FSP technology with NGS has demonstrated an improved ability to predict leukemia relapse after therapy (such as MRD testing) and served to support the use of our technology within personalized medicine. As our FSP platform is further validated through the continued acceleration of peer-reviewed publications in new applications, we expect our total addressable market to expand.

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

The Northern Lights CLC system was certified under the European Union In Vitro Diagnostic Medical Devices Directive ("IVDD") in September 2020 and is registered as an in vitro diagnostic medical device under Northern Lights Clinical Flow Cytometer. The certification enables the Northern Lights CLC system to be sold into in vitro diagnostic laboratories in the European Union and in other countries around the world that accept this specific certification. The Northern Lights CLC system is also certified for in vitro diagnostic use as a Class II device in China.

Aurora CS System

Key to the discovery of unraveling cellular complexity is the ability to perform additional downstream genomic and proteomic studies on the specific subsets identified using high dimensional phenotyping approaches. Our Aurora CS was commercially launched in June 2021 and is the first highly flexible, intuitive and ultra-sensitive cell sorter that leverages the detection and sensitivity capabilities of our FSP technology to isolate living cell populations from lower to higher complexity panels beyond 40 biomarkers. Our FSP technology enables the processing of a tremendous amount of highly complex information to provide real- time unmixing and sorting capabilities at the field-programmable gate array level. The implications are significant in terms of flexibility and user experience, including experiment workflow transportability and assay reproducibility, enabling a 40-biomarker assay to be run in both the Aurora and the Aurora CS systems, with similar results. With our technology, users can first identify cell populations and then isolate the live cells for downstream studies, such as single-cell RNA sequencing, proteomics, and cell biology. We believe this new technology will enable users to gain a deeper level of cell classification, take advantage of key trends and scientific expansion, and allow for greater clinical research applications, such as with MRD, cell analysis and disease discovery.

Unlike other high-capacity sorters, we believe the Aurora CS is the only cell sorter that can accommodate the same number of parameters with the same sensitivity as the Aurora system and isolate living cell populations of interest using the same panel and without having to alter the optical configuration, while also being able to sort panels designed for conventional analyzers.

Reagents and Kits

We also have launched our reagent products to provide additional options for researchers and clinical laboratories when choosing which biomarkers to run together in a panel, particularly since our Aurora, Northern Lights and Aurora CS systems allow for more fluorochromes to be run together than was previously commercially available. Our technology was able to inform our fluorochrome development through the identification of areas within the spectrum for which there were currently no available fluorochrome options. Our cFluor® reagents are fluorochrome conjugated antibodies used to identify cells of interest for analysis on our instruments. We offer and continue to develop cFluor® immunoprofiling kits, which include the cFluor reagents and tools necessary to simplify the workflow from sample preparation to data analysis.

We launched our 14-color immunoprofiling kit in December 2020, which is designed to distinguish different subsets of T, B and natural killer (“TBNK”) cells, and our 25-color immunoprofiling assay in October 2021 to provide a turnkey solution for identifying major human immune subpopulations for TBNK cells, monocytes, dendritic cells, and basophils – all of which play important roles in the innate and adaptive immune response in various diseases. We released a 13-color human B cell monitoring kit in December 2022 to provide a turnkey solution for identifying and enumerating B cell subsets in human whole blood and peripheral blood mononuclear cells, and in January 2023, we introduced the single-tube 20-color panel for identifying and characterizing normal and aberrant cells and evaluating MRD in acute myeloid leukemia samples. Most recently, in February 2022, we released our pan leukocyte kit, a lyse-no-wash assay designed to help researchers fully enumerate the complete set of major leukocyte subsets in drug discovery and development. These research use only (“RUO”) products are optimized for use with our Aurora and Northern Lights systems and designed to simplify the workflow and improve operational efficiency for our customers.

Our single-color reagents are registered as Class 1 with the China National Medical Products Administration (NMPA) and in the European Union under the IVDD. We are seeking Class 3 registration with the NMPA of our 6-color reagent cocktails that identify and determine the percentages and absolute counts of TBNK cells in peripheral blood. We expect these recent and planned reagent and application solutions to be a significant driver of our future reagent revenue and pull-through as our installed base of instruments grows.

To help accelerate our overarching goal to become a comprehensive solutions provider to our customers, we acquired the reagents business of Tonbo Biotechnologies Corporation in November 2021.

Automated Micro-Sampling System and Automated Sample Loader System

Our Automated Micro-Sampling (“AMS”) system and Automated Sample Loader (“ASL”) system were commercially launched in 2018 and 2021, respectively. The AMS and ASL systems are automated loaders designed to integrate seamlessly into the Aurora and Northern Lights systems, increasing sample throughput and adding automation capabilities to our FSP systems. The systems offer preset settings for ease of use, but also allow researchers to customize and fine-tune the systems for their unique experimental requirements. Their reliable 96-well plate acquisition solution increases productivity. The ASL adds additional compatibility with 96 deep-well plates 40-tube racks. Both systems have three throughput modes (high-throughput, default, low carryover) to meet changing customer priorities.

SpectroFlo® Software

Our proprietary SpectroFlo software is integrated into our systems and is unique in that it offers intuitive workflows for handling full spectrum flow cytometry data, from quality control to data analysis. The software was developed specifically for our Aurora and Northern Lights systems to streamline instrument setup, automated quality control, data analysis and experiment exports. With the ability to import a previously designed experiment template, users are able to quickly set up their experiments and there is no need to re-enter the panel design, acquisition criteria, reagent information or data analysis worksheets. With our SpectroFlo software, users can conveniently and efficiently collect both raw and unmixed FCS 3.1 files, which can be used to live unmix samples and extract autofluorescence that would otherwise negative impact data resolution.

Customer Support Tools

We strive to continually innovate by developing new quantitative tools, which are integrated into our software or available to our customers on our website, to enable users to independently create high- color panels for use with our systems, to support efficient workflow solutions and to provide an intuitive user experience. As fluorochrome (color) selection is a key component of assay development and optimization, our full spectrum viewer is a unique tool capable of displaying the full emission spectrum of a fluorochrome (emission at different wavelengths post-excitation with multiple lasers). Our FSP technology provides an in-depth understanding of the fluorescence emission characteristics of nearly every color available in the market and our full spectrum viewer provides users with comprehensive information regarding emission characteristics of the fluorochromes to optimize fluorochrome selection for assay development. As a complementary tool to our full spectrum viewer, we have developed the Similarity and the Complexity indices, which provide unique metrics for assessing fluorochrome compatibility within a panel. The Similarity index compares the emission spectrum of two dyes, identifying whether the dyes have unique characteristics or if the dyes are identical, which determines whether they can be used together to analyze a sample in a flow cytometry assay. The Complexity index is a metric that predicts how well a panel of colors will work in combination to minimize loss of resolution and sensitivity. Additionally, we recently launched Cytek Cloud, a digital ecosystem that supports full spectrum flow cytometry research from panel design to data acquisition, seamlessly integrating with our SpectroFlo software. Cytek Cloud features two integrated online tools, Panel Builder and Experiment Builder, to streamline experiment workflow on our Aurora, Northern Lights and Aurora CS systems. Panel Builder enables users to quickly visualize, compare, and optimize their fluorochrome selections with multiple spectral panel design tools, allowing them to build their panels in a simple and organized interface. Experiment Builder allows users to set up their experiments in advance to make efficient use of their time on the instrument.

DxP Athena

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

COMPETITION

We face significant competition from within the cell analysis and life sciences tools market. We currently compete with established and early stage life sciences and in vitro diagnostics (“IVD”) companies developing or commercializing flow cytometry instruments and consumables, as well as other companies that design, manufacture and market instruments, consumables, reagent kits and software for, among other applications, cell analysis, immunophenotyping, cell sorting and/or provide services related to the same. Our direct competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Becton, Dickinson and Company, Bio-Rad Laboratories, Standard BioTools, Miltenyi Biotec, Sony Biotechnology (Sony Corporation) and Thermo Fisher Scientific. Our target customers may also elect to develop their workflows on CFCs, or using traditional methods, rather than implementing our platform or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that we do not currently compete with but that could develop instruments, tools or other products that will compete with us in the future. These companies have substantially greater financial and other resources than us, including larger research and development, quality and regulatory staff or more established marketing and sales forces.

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

As of December 31, 2022, we own 12 issued U.S. utility patents, two issued Japan utility patents, one issued European utility patent and one issued China utility patent. We have 42 pending utility patent applications, including 25 utility patent applications in the United States, five utility patent applications in the European Union, five utility patent applications in China and three utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2023 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2022, our Shanghai subsidiary owns 15 issued utility patents and one issued invention patent and has ten pending invention patent applications and one pending utility patent application, and our Wuxi subsidiary owns 36 issued patents and has eight pending patent applications, including nine pending utility patent applications and seven pending invention patent applications.

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

HUMAN CAPITAL RESOURCES

We are focused on developing innovative products to meet unmet market needs and maintaining a diverse and inclusive work environment where employees are respected and encouraged to share their unique perspectives and ideas. As of December 31, 2022, we had 583 employees, including 162 employees in research and development, 134 employees in sales and marketing, 223 employees in manufacturing and operations, and 64 employees in general and administrative. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are neither represented by a labor union nor party to a collective bargaining agreement and we believe that we have strong employee relations.

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

GOVERNMENT REGULATION AND PRODUCT APPROVAL

Our Northern Lights CLC system has been approved for clinical use in the European Union and China and we plan to continue generating supporting publications and data, as well as pursue any required regulatory approvals for clinical use in the United States. In the United States, our products are currently labeled and promoted, and are, and in the near-future are expected to continue to be, sold primarily to academic and research institutions and biopharmaceutical companies as RUO products, and are not currently designed, or intended to be used, for clinical diagnostic tests. However, as we continue to expand our product lines and the applications and uses of our existing products into new fields, certain of our current or future products could become subject to regulation by the United States Food and Drug Administration (the “FDA”) or comparable international agencies, including requirements for regulatory clearance, authorization or approval of such products before they can be marketed. Also, even if our products are labeled, promoted and intended as RUO, the FDA or comparable international agencies could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory-developed tests (“LDT”) for clinical diagnostic use, which could subject our products to government regulation, even if clinical uses of our RUO products by our customers were done without our consent.

FDA Regulation of Medical Devices

The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:

•
design, development and manufacturing;
•
testing, labeling, content and language of instructions for use and storage;
•
clinical trials;
•
product safety;
•
marketing, sales and distribution;
•
pre-market clearance and approval;
•
record keeping procedures;
•
advertising and promotion;
•
recalls and field safety corrective actions;

•
post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•
post-market approval studies; and
•
product import and export.

In the United States, numerous laws and regulations govern all the processes by which medical devices are brought to market and marketed. These include the FDCA and the FDA’s implementing regulations, among others.

FDA Pre-market Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States must first receive 510(k) clearance, de novo classification, or approval of a pre-market approval (PMA) application, from the FDA, unless specifically exempted. Both the 510(k) clearance and PMA processes can be resource intensive, expensive and lengthy, and require payment of significant user fees, unless an exemption is available.

The FDA classifies all medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation(“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and additional conditions set forth in FDA guidance documents. While most Class I devices are exempt from the 510(k) pre-market notification requirement, manufacturers of most Class II devices are required to submit to the FDA a pre-market notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) pre-market notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices are placed in Class III, requiring approval of a PMA application. Some pre-amendment devices are unclassified, but are subject to the FDA’s pre-market notification and clearance process in order to be commercially distributed.

Our products are expected to be classified as Class II devices.

510(k) Clearance Process

To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously-cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications, or is a device that has been reclassified from Class III to either Class II or I. In rare cases, Class III devices may be cleared through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to 12 months from the date the application is submitted and filed with the FDA, but may take significantly longer, particularly for a novel type of product. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, including clinical data, which may significantly prolong the review process.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. Once a de novo application is reviewed and approved, it results in the device having a Class II status and future devices from the company or a competitor may use the company’s de novo-classified device as a 510(k) predicate.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA may review any such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA is obtained. Under these circumstances, the FDA may also subject a manufacturer to significant regulatory fines or other penalties.

Legislative or regulatory reforms in the United States or the EU may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to manufacture, market or distribute our products after clearance or approval is obtained.

De Novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

Pre-Market Approval Process

A PMA application must be submitted if the medical device is in Class III (although the FDA has the discretion to continue to allow certain pre- amendment Class III devices to use the 510(k) process) or cannot be cleared through the 510(k) process. A PMA application must be supported by, among other things, extensive technical, preclinical, and clinical trials, as well as manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

Research Use Only

Our products and operations may be subject to extensive and rigorous regulation by the FDA and other federal, state, or local authorities, as well as foreign regulatory authorities. Certain of our products are currently marketed as RUO. An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility and they cannot be intended for human clinical diagnostic use. Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA requirements discussed above, including the approval or clearance and most QSR requirements. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDC Act and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (RUO Guidance) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical products that will require clearance or approval prior to commercialization.

Laboratory-developed tests (LDTs)

LDTs have generally been considered to be tests that are designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the FDC Act. The FDA has historically exercised enforcement discretion and has not required clearance or approval of LDTs prior to marketing.

On October 3, 2014, the FDA issued two draft guidance documents regarding oversight of LDTs. These draft guidance documents proposed more active review of LDTs. The draft guidance documents have been the subject of considerable controversy, and in November 2016, the FDA announced that it would not be finalizing the 2014 draft guidance documents. On January 13, 2017, the FDA issued a discussion paper which laid out elements of a possible revised future LDT regulatory framework, but did not establish any regulatory requirements.

The FDA’s efforts to regulate LDTs have prompted the drafting of legislation governing diagnostic products and services that sought to substantially revamp the regulation of both LDTs and IVDs. Congress may act to provide further direction to the FDA on the regulation of LDTs.

Pervasive and Continuing U.S. Food and Drug Administration Regulation

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•
the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•
establishment registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the United States, to register with the FDA;
•
medical device listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;
•
clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
•
medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•
correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•
complying with the new federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
•
the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•
labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and
•
post-market surveillance including Medical Device Reporting, which requires manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may include one or more of the following sanctions:

•
untitled letters or warning letters;
•
customer notifications for repair, replacement or refunds;
•
fines, injunctions, consent decrees and civil penalties;
•
mandatory recall or seizure of our products;
•
administrative detention or banning of our products;
•
operating restrictions, partial suspension or total shutdown of production;
•
refusing our request for 510(k) clearance or PMA of new product versions;
•
revocation of 510(k) clearance or PMAs previously granted; and
•
criminal prosecution and penalties.

Foreign Government Regulation

The regulatory review process for medical devices varies from country to country, and many countries also impose product standards, packaging requirements, environmental requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties, and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject a company to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, criminal prosecution or other consequences.

European Union

The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and in vitro diagnostic devices and ensure a high level of safety and health while supporting innovation.

The Medical Devices Regulation will among other things:

•
strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•
establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
improve the traceability of medical devices throughout the supply chain to the end user or patient through a unique identification number;
•
set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•
strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

To the extent that our products have already been certified under the existing regulatory framework, the MDR allows us to market them provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. Under article 120(2) MDR, certificates issued by notified bodies before May 25, 2017 will remain valid until their indicated expiry dates. By contrast, certificates issued after May 25, 2017 will be void at the latest by May 27, 2024. Accordingly, before that date, we will need to obtain new CE Certificates of Conformity. Furthermore, the regulation introduces UDI, a bar code that must be placed on the label of the device or on its packaging and manufacturers will be obligated to file adverse effects reports via the Eudamed platform in case there is an increase in the frequency or severity of incidents related to the medical device.

Other Healthcare Laws

Our current and future business activities are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims and physician sunshine laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual, for an item or service or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or order of any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation.

Additionally, the civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment to, or approval by, the U.S. government. In addition to actions initiated by the government itself, the statute authorizes actions to be brought on behalf of the federal government by a private party having knowledge of the alleged fraud. Because the complaint is initially filed under seal, the action may be pending for some time before the defendant is even aware of the action. If the government intervenes and is ultimately successful in obtaining redress in the matter, or if the plaintiff succeeds in obtaining redress without the government’s involvement, then the plaintiff will receive a percentage of the recovery. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of life sciences companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The majority of states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

HIPAA created new federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our future operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to significant penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits U.S. corporations and their representatives from directly or indirectly offering, promising, authorizing or making corrupt payments, gifts or transfers to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business. The scope of the FCPA would include interactions with certain healthcare professionals in many countries

ENVIRONMENTAL MATTERS

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

RECENT DEVELOPMENTS

FCI Acquisition

On February 28, 2023, we completed the acquisition of certain assets (the “FCI Acquisition”) relating to the flow cytometry and imaging business of Luminex Corporation (“Luminex”), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis-, CellStream-, Guava- and Muse-branded instruments, and flow cytometry reagent products and services (the “FCI Business”), for a purchase price of approximately $46.5 million in cash pursuant to an Asset Purchase Agreement between us and Luminex dated February 13, 2023. In connection with the FCI Acquisition, Luminex will provide certain transition services and manufacture and supply certain components, materials and finished products relating to the FCI Business for a period of up to six months following the closing.

FCI Business

The acquired FCI Business includes conventional flow and image-based flow cytometry instrumentation and related products and services, including the Amnis and Guava product lines (the “FCI Products”). Over 7,000 Amnis and Guava systems have been sold and deployed in academic and industry laboratories worldwide, with more than 1,500 active customers in more than 70 countries. We expect to hire all or substantially all of the employees of the FCI Business in connection with or following the FCI Acquisition.

FCI Products

Amnis Product Line

The Amnis imaging flow cytometers combine the speed, sensitivity, and phenotyping abilities of flow cytometry with high resolution images and functional insights of microscopy. Amnis instruments and applications are important tools in the investigation of cell morphology, intracellular translocation and cell-cell interaction in a variety of research areas, including immunology, neurobiology, stem cell research and cell biology.

The ImageStream imaging flow cytometer offers the highest image resolution and includes multiple configurations to fit specific research needs. The FlowSight imaging flow cytometer is a compact, cost-effective instrument that enables a broad range of applications. The CellStream flow cytometer does not have imaging capabilities but is a highly customizable instrument with exceptional sensitivity for studying small particles. The Amnis product line also includes the AI-enabled IDEAS Image Analysis Software, which allows for computer aided tagging of unique cell populations and the classification of cell clusters based on deep neuronal network models, and Amnis-specific cell imaging reagent kits that have been optimized for important cell pathway and drug discovery applications.

The Amnis systems are manufactured at a facility in Seattle, Washington comprised of approximately 27,000 square feet under a lease agreement that expires in November 2023. We assumed the Seattle, Washington lease in connection with the FCI Acquisition.

Guava Product Line

The Guava product line includes cost-effective, entry-level flow cytometers with microcapillary-based fluidics for cell analysis. The Guava microcapillary-based flow cytometers are mainly adopted by entry to mid-range flow cytometry users who are looking for easy-to-use and cost-effective solutions for applications such as cell counting, cell biology and lower-plex immunophenotyping.

The easyCyte flow cytometer is a highly dynamic benchtop system with great sensitivity and optional high-throughput capabilities powered by intuitive software. The Muse cell analyzer is a compact, easy-to-use benchtop device with a user-friendly touchscreen interface and intuitive cell analysis software. The Guava product line also includes optimized kits and reagents.

The Guava systems are manufactured at the Luminex-operated facility in Austin, Texas. Luminex will manufacture and supply certain components, materials and finished products relating to the FCI Business for a period of up to six months following the closing.

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

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.investors.cytekbio.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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
•
Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of December 31, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 45.2% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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
•
Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products and services, limit their use or adoption, and otherwise negatively affect our operating results and business.

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

Our Aurora system was commercially launched in June 2017, our Northern Lights system was commercially launched in October 2018 and our Aurora CS was first commercially shipped in June 2021. Sales of the Aurora, Northern Lights and Aurora CS systems together accounted for a substantial portion of our revenue for the periods presented. We expect that, for at least the foreseeable future, sales of our Aurora, Northern Lights and Aurora CS systems will continue to account for a substantial portion of our revenue. The sales cycle for our flow cytometer instruments is slow and can take up to six months or longer to complete. As a result of this lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue as sales of the Aurora and Northern Lights systems are expected to continue to comprise a significant component of our revenue. Additionally, we experience seasonality in our business, with revenue in the fourth quarter typically being higher as a result of higher sales volume. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 44% and 46% of our revenue came from sales to academic and government-owned institutions and 56% and 54% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the year ended December 31, 2022 and 2021, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

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

Approximately 44% and 46% of our revenue came from sales to academic and government-owned institutions in the year ended December 31, 2022 and 2021, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•
decreases in government funding of research and development;
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

We face significant competition in the cell analysis and life sciences tools markets. We currently compete with both established and early stage life sciences and in vitro diagnostics (“IVD”) companies that design, manufacture and market flow cytometry instruments, consumables and software for cell analysis and/or provide services related to the same. An increasing number of applications for cell analysis, and more particularly flow cytometry, is leading to more companies offering competitive products and services. Our competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Becton, Dickinson and Company (“BD”), Bio-Rad Laboratories, Standard BioTools Inc., Miltenyi Biotec, Sony Biotechnology (Sony Corporation), and Thermo Fisher Scientific. Our target customers may also elect to develop their workflows using other technologies rather than implementing our platform or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that could develop instruments or other products that will compete with us in the future. These large, established companies have substantially greater financial and other resources than us, including larger research and development, quality and regulatory staff or more established marketing and sales forces.

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

We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of December 31, 2022, we had accrued approximately $2.1 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

Even after any underlying concerns or problems are resolved, any lingering concerns in our target markets regarding our technology or any manufacturing defects or performance errors in our products or services could continue to result in lost revenue, delayed market acceptance, damage to our reputation and claims against us.

We may acquire other businesses or form other joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense

From time to time, we may pursue acquisitions of businesses and assets. For example, in February 2023, we entered into an asset purchase agreement with Luminex Corporation (“Luminex”) to acquire certain assets related to the flow cytometry and imaging (“FCI”) business unit of Luminex (the “FCI Acquisition”). We may choose to further expand our business by acquiring additional businesses or assets in the future. We also may pursue strategic alliances and additional joint ventures that leverage products and industry experience to expand our offerings or distribution. We have limited experience with acquiring other companies and forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. We may not be able to integrate acquisitions, including the recent FCI Acquisition, successfully into our existing business, and in certain cases we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have an adverse effect on our financial condition, results of operations and cash flows. In addition, any pursuit of an acquisition and any potential integration of an acquired company also may disrupt ongoing operations and divert management attention and resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

Shipping is a critical part of our business and any changes in our shipping arrangements or damages or losses sustained during shipping could adversely affect our business, financial condition, results of operations and prospects.

We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont and San Diego, California, and Wuxi, China require global shipping services which are subject to certain factors outside of our control, such as increased costs due to fuel surcharges or otherwise, delays passing through customs and disruptions to global shipping routes. We experienced shipping delays and difficulties due to the COVID-19 pandemic and may again experience such delays or difficulties due to future pandemics, other infectious disease outbreaks or natural disasters. Moreover, there is no guarantee that our systems will not become damaged or lost in transit, and we have experienced, and expect to continue to experience, delivery difficulties. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in customer dissatisfaction and a substantial financial loss for us. If our products are not delivered in a timely fashion or are lost during the delivery process, our customers could also become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects. Additionally, delays in shipping could have an adverse impact on our ability to recognize revenue in a timely manner, which could have an adverse impact on our quarterly results of operations.

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

We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. To date, there have been more than 1000 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

As of December 31, 2022, we had 583 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In connection with our financial statement close process for the year ended December 31, 2022, we identified deficiencies in the control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework that constitute material weaknesses, either individually or in the aggregate. Deficiencies in the control environment related to (i) the lack of a sufficient number of qualified resources within our accounting and IT functions with the appropriate level of technical accounting or other requisite knowledge to (a) timely identify and assess accounting implications of transactions; and (b) perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting. Deficiencies related to control activities related to (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action and relate to substantially all financial statement accounts and disclosures Please see the section entitled “Item 9A. Controls and Procedures" for additional information.

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

Additional funding may not be available on acceptable terms, or at all. Weakness and volatility in the capital markets and the economy in general could limit our access to the capital markets and increase our cost of borrowing If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or products or grant licenses on terms that may not be favorable to us.

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, geopolitical tensions, such as the ongoing war in Ukraine, and rising interest rates. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.

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
•
general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting the industry in which we, including those related to the COVID-19 pandemic or other widespread health crises;
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

Within the life sciences technology market, flow cytometry technologies currently provide solutions largely within cell proliferation, cell counting, cell identification, cell quality control and single-cell applications, representing an initial total addressable market (“TAM”) of nearly $12 billion. However, we believe that the enhanced capabilities of our FSP platform has the potential to capture an increasingly greater share of the broader cell analysis TAM. Our Northern Lights system has been approved for clinical use in the European Union and China. In the United States, our products are currently labeled and promoted, and are, and in the near-future are expected to continue to be, sold primarily to academic and research institutions and biopharmaceutical companies as research use only products for non-diagnostic and non-clinical purposes, and are not currently designed, or intended to be used, for clinical diagnostic tests. We plan to continue generating supporting publications and data, as well as pursue any required regulatory approvals for clinical use for our products in the United States. Our ability to penetrate the clinical markets in the United States will depend in part on our ability to receive 510(k) clearance, de novo classification, or approval of a pre-market approval application from the FDA. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and significantly different than actual market sizes, and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. If the actual number of customers who would benefit from our products, the price at which we can sell products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

If our information technology systems or data, or those of third parties on which we rely, are compromised now, or in the future, we could experience adverse consequences resulting from such a compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences
.

In the ordinary course of our business, we and the third parties upon which we rely, collect, use, store, safeguard, disclose, share, transfer, secure and otherwise process (collectively, “Process” or “Processing”) proprietary, confidential and sensitive data, including personal information (such as key-coded data, health information and other special categories of personal information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves, our customers and other parties (collectively “Sensitive Information”). We may rely upon third parties (such as service providers) for our data processing–related activities. We may share or receive Sensitive Information with or from third parties.

We face a variety of evolving threats, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, employees working from home, while in transit and in public locations poses increased risks to our information technology systems and data when utilizing network connections, computers, and devices outside our premises or network.

In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform. We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities in our information technology systems because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose a material risk to our business.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from purchasing our products and services, and negatively impact our ability to grow and operate our business.

Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the United States in the future. As we have experienced in the twelve months ended December 31, 2022, where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.

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

Currently, our Northern Lights CLC system is available for clinical use in only China and the European Union. Our Aurora and Northern Lights systems are otherwise available to customers as research use only (“RUO”) products. RUO products are regulated by the FDA as medical devices. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all.

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

We are subject to stringent and changing U.S. and foreign data privacy and security laws, regulations, rules, and standards as well as policies, contractual obligations, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government regulatory investigations or enforcement actions (that could include fines and penalties), a disruption of our business or commercialization of our products, private litigation, harm to our reputation, loss of revenue or profits, and other adverse effects on our business or prospects.

In the course of our operations, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share sensitive, confidential, and proprietary information, including personal information, business data, trade secrets, intellectual property, and sensitive third-party data. Accordingly, we are, and may increasingly become, subject to various data privacy and security laws, the number and scope of which are changing, subject to differing applications and interpretations, may be inconsistent among jurisdictions, and may conflict with each other.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy and security laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, the California Privacy Protection Agency, to implement and enforce the law, which could increase the risk of an enforcement action. Other states have enacted data privacy and security laws. For example, Virginia, Colorado, Utah, and Connecticut have similarly enacted comprehensive data privacy and security laws, all of which become effective in 2023. Similar laws are being considered in several other states, as well as at the federal and local levels. If we become subject to new data privacy and security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors), increasing legal risk and compliances costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”) impose strict requirements for processing the personal information of individuals located, respectively within the European Economic Area (“EEA”) and the United Kingdom (“UK”). For example, violations of the EU and UK GDPR can result in, temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. Other countries outside of Europe have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, which could increase the cost and complexity of delivering our services and operating our business. For example, China’s Personal Information Protection Law (“PIPL”) broadly regulates data privacy and security practices and imposes strict requirements for processing personal information. As another example, Canada has enacted the Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, which broadly regulate the Processing of personal information and impose compliance obligations and penalties comparable to those of European data privacy and security laws. Complying with these and other similar laws and regulations (to the extent applicable) may cause us to incur substantial operational costs or require us to change our business practices, and could lead to material fines, penalties and liability.

In addition, many jurisdictions have enacted data localization laws and cross-border persona information transfer laws. These laws may make it more difficult for us to transfer personal information across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of Standard Contractual Clauses that are designed to be a mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal information outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal information. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or other countries. In addition, laws in Switzerland and the UK similarly restrict transfers of personal information outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal information protection. In addition to European restrictions on cross-border transfers of personal information, other jurisdictions have enacted or are considering similar cross-border personal information transfer laws and local personal information residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense; increased exposure to regulatory actions; and substantial fines and penalties. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain data privacy and security laws, such as the EU/UK GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. We also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion and creating regulatory uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture and business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight, bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our business model or operations.

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
•
the federal Physician Payments Sunshine Act, implemented as Open Payments, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions to CMS, information related to payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and
•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, which are state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

As of December 31, 2022, we own 12 issued U.S. utility patents, two issued Japan utility patents, one issued European utility patent and one issued China utility patent. We have 42 pending utility patent applications, including 25 utility patent applications in the United States, five utility patent applications in the European Union, five utility patent applications in China and three utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2023 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2022, our Shanghai subsidiary owns 15 issued utility patents and one issued invention patent and has ten pending invention patent applications and one pending utility patent application, and our Wuxi subsidiary owns 36 issued patents and has eight pending patent applications, including five pending utility model patent applications and eight pending invention patent applications.

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

In addition, we may offer and sell up to $150 million shares of common stock registered under our universal shelf registration statement on Form S-3 pursuant to the Sales Agreement with Piper in one or more “at the market” offerings. To date, we have not made any sales of common stock pursuant to the Sales Agreement. The extent to which we utilize the Sales Agreement with Piper as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources.

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

Based on the number of shares of common stock outstanding as of December 31, 2022, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 45.2% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933 (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and our amended and restated bylaws will further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and the provisions may not be enforced by a court in those other jurisdictions.

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

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control and procedures over financial reporting for the fiscal year ending December 31, 2022, which is the year covered by the second annual report following the completion of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, based on the total annual gross revenue of the fiscal year ended December 31, 2022, we ceased to be an “emerging growth company,” a “smaller reporting company” or a “non-accelerated filer” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as of December 31, 2022. As a result, we will also be required to include in our annual report an attestation report by our independent registered public accounting firm on internal control over financial reporting, beginning with respect to the fiscal year ending December 31, 2022. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting, legal and other compliance expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase as we are no longer an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs, which could negatively affect our business, financial condition and results of operations.

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

As of December 31, 2022, we had no federal and state NOL carryforwards. Certain state NOLs will begin to expire in the calendar year 2036, unless previously utilized. Certain NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

Under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income in such years. There is variation in how states have responded and may continue to respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOLs is suspended or otherwise limited.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”) if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. We determined that an ownership change occurred on September 7, 2018, October 23, 2020, and in connection with our IPO on July 23, 2021. As of December 31, 2022, we had not experienced an ownership change subsequent to the ownership change on July 23, 2021. In addition, we may in the future experience ownership changes, as a result of changes in our stock ownership (some of which are not in our control). If an ownership change occurs, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited. Many states have provisions similar to Code Section 382. Annual limitations may result in the expiration of the state net operating loss carryforwards before utilization.

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

None

Item 2. Properties.

We currently lease approximately 99,000 square feet of office and laboratory space at our headquarter in Fremont, California. The lease is expected to expire in December 2028. We lease approximately 40,000 square feet of manufacturing and office space at our facility in Wuxi, China, under leases expiring in May and October 2025, respectively, and approximately 14,000 square feet of office and laboratory space at our facility in Shanghai, China, under multiple leases expiring between March 2024 and December 2023. We also lease office space in Seattle, Washington; Bethesda, Maryland; San Diego, California; Beijing, China; and Amsterdam, Netherlands. We believe that our existing office, laboratory and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our current and future needs.

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

As of February 13, 2023, there were approximately 24 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

None

Performance Graph (1)

The following graph shows the cumulative total return on an investment of $100 in cash on July 23, 2021 through December 31, 2022, in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

(1) This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Cytek Biosciences under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

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

The following is a discussion and year-to-year comparisons of our financial condition and results of operations for the years ended December 31, 2022 and 2021. For a discussion of the results of operations and financial condition for the years ended December 31, 2020 and year-to-year comparisons between 2021 and 2020, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of fiscal 2021 Annual Report on Part II, Item 7 of Form 10-K, filed on March 17, 2022.

Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed over 1,670 instruments—primarily comprised of our Aurora and Northern Lights systems—to customers around the world, including the largest pharmaceutical companies, over 200 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we began shipping the Aurora cell sorter (“Aurora CS”), which uses our FSP technology to further broaden our potential applications across cell analysis.

We manufacture our instruments in our facilities in Fremont, California and in Wuxi, China. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.

Our total revenue was $164.0 million and $128.0 million in the year ended December 31, 2022 and 2021, respectively. The increase was primarily due to continued demand across our full portfolio of product offerings and an increase in the average blended selling price due to product mix.

To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 79% and 86% of total revenue for the year ended December 31, 2022 and 2021, respectively, and revenue from distributors represented 21% and 14% of total revenue for the year ended December 31, 2022 and 2021, respectively.

We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $34.9 million and $24.4 million for the year ended December 31, 2022, and 2021, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in sales of our Aurora, Northern Lights and Aurora CS systems, as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $33.2 million and $24.7 million for the year ended December 31, 2022 and 2021, respectively.

Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.

Our net income was $2.5 million and $3.0 million for the year ended December 31, 2022 and 2021, respectively. The change for the year ended December 31, 2022 compared to the year ended December 31, 2021 resulted primarily from expenses driven by an increase in headcount and salaries and efforts in research and development and marketing initiatives.

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

On November 2, 2021, we completed the acquisition of the reagents business of Tonbo Biotechnologies Corporation ("Tonbo") as detailed in Note 9, Acquisition, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The acquired assets include a portfolio of life science research reagents related to cell preparation, flow cytometry, molecular immunology/polymerase chain reaction and cell culture covering application areas across immunology, apoptosis and immunoprofiling.

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

Global customer adoption

Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. As part of this effort, we increased our direct sales force by 60% in the year ended December 31, 2022 compared to the year ended December 31, 2021. We intend to continue increasing our workforce in line with our growth.

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

	Year ended December 31,
	2022	2021	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$129,098	$110,520	$18,578
Distributor channel	34,938	17,430	17,508
Total revenue, net	$164,036	$127,950	$36,086
Customer mix
Academia and government	$73,706	$59,415	$14,291
Biotechnology, pharmaceutical, distributor and CRO	90,330	68,535	21,795
Total revenue, net	$164,036	$127,950	$36,086

Distributors typically sell to end customers identified in other customer categories.

The table below sets forth our cumulative instruments shipped as of the dates presented:

	December 31	September 30	June 30,	March 31,
	2022	2022	2022	2022
Instruments shipped	1,670	1,501	1,359	1,226

Known Trends, Events and Uncertainties

The recent trends towards rising inflation may adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs may adversely affect our operating results. The general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine.

Components of our results of operations

Total revenue, net

We currently generate our total revenue, net from product revenue and service revenue.

Product. Our product revenue primarily consists of sales of our instruments, including the Aurora, Northern Lights and Aurora CS systems, instrument accessories, such as loaders, and consumables, such as reagents. We offer multiple versions of our Aurora and Northern Lights systems with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.

Service. Our service revenue primarily consists of post-warranty service contracts, installations and repairs which are recognized over time. Post-warranty service contracts are recognized ratably over the term of the contract and installations and repair services are recognized as they are delivered to the customer.

We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $164.0 million and $128.0 million for the year ended December 31, 2022 and 2021, respectively.

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

Other income (expense), net

Interest expense. Interest expense consists primarily of accretion of the present value of the litigation settlement liability. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding the settlement.

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

Results of operations

Comparison of the year ended December 31, 2022 and 2021

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our consolidated results of operations and comprehensive income data for the periods presented:

	Year ended December 31,
(In thousands)	2022	2021
Revenue, net:
Product	$148,600	$119,519
Service	15,436	8,431
Total revenue, net	164,036	127,950
Cost of sales:
Product	49,955	37,377
Service	13,107	11,429
Total cost of sales	63,062	48,806
Gross profit	100,974	79,144
Operating expenses:
Research and development	34,858	24,442
Sales and marketing	33,230	24,710
General and administrative	34,690	20,835
Total operating expenses	102,778	69,987
Income (loss) from operations	(1,804)	9,157
Other income (expense):
Interest expense	(2,573)	(1,741)
Interest income	4,619	49
Other expense, net	1,018	(1,527)
Income before income taxes	1,260	5,938
Provision for (benefit from) income taxes	(1,224)	2,911
Net income	$2,484	$3,027
Foreign currency translation adjustment, net of tax	(1,611)	832
Unrealized gain (loss) on marketable securities	17	-
Net comprehensive income	$890	$3,859
Total revenue, net

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Revenue, net
Product	$148,600	$119,519	$29,081	24%
Service	15,436	8,431	7,005	83%
Total revenue, net	$164,036	$127,950	$36,086	28%

Total revenue, net increased by $36.1 million, or 28%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in revenue was primarily driven by continued sales of the Aurora and Northern Lights systems and an increase in sales of our Aurora CS system, which was commercially launched in June 2021.

Product revenue increased by $29.1 million or 24%, to $148.6 million, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was primarily driven by an increase in sales of the Aurora and Northern Lights systems and an increase in sales of our Aurora CS system, which commercially launched in June 2021, and recently launched reagents and consumables.

Service revenue increased by $7.0 million, or 83%, to $15.4 million, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in service revenue was mainly driven by continued growth in the instruments installed base with more instruments coming off warranty.

Total cost of sales, gross profit and gross margin

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Cost of sales:
Product	$49,955	$37,377	$12,578	34%
Service	13,107	11,429	1,678	15%
Total cost of sales	$63,062	$48,806	$14,256	29%
Gross profit	$100,974	$79,144	$21,830	28%
Gross margin	62%	62%

Total cost of sales increased by $14.3 million, or 29%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in cost of sales was driven by increases in product and service revenue, primarily due to more instruments shipped, increased material costs, and increased service and manufacturing headcount and associated personnel cost, including an increase of $1.3 million in stock-based compensation for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Total gross profit margin was 62% and 62% as a percent of total revenue for the year ended December 31, 2022 and 2021, respectively. Gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Product:
Revenue	$148,600	$119,519	$29,081	24%
Cost of sales	49,955	37,377	12,578	34%
Product gross profit	$98,645	$82,142	$16,503	20%
Gross margin	66%	69%

Service:
Revenue	$15,436	$8,431	$7,005	83%
Cost of sales	13,107	11,429	1,678	15%
Service gross profit	$2,329	$(2,998)	$5,327	178%
Gross margin	15%	-36%

Product gross profit and product revenue for the year ended December 31, 2022 increased 20% and 24%, respectively, as compared to the year ended December 31, 2021. Product cost of sales for the year ended December 31, 2022 increased by 34% as compared to the same period in 2021. The lower product gross margins in the year ended December 31, 2022 compared to the year ended December 31, 2021 were driven primarily by higher material costs and by less favorable instrument product mix.

Service gross profit and service revenue for the year ended December 31, 2022 increased 178% and 83%, respectively, as compared to the year ended December 31, 2021. Service cost of sales for the year ended December 31, 2022 increased by 15% as compared to the same period in 2021. The higher service gross margins in the year ended December 31, 2022 compared to the year ended December 31, 2021 were mainly driven by continued growth in the instruments installed base with more instrument coming off warranty.

Operating expenses

Research and development

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Research and development	$34,858	$24,442	$10,416	43%

Research and development expenses were $34.9 million for the year ended December 31, 2022 as compared to $24.4 million for the year ended December 31, 2021. The increase of $10.4 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses, including stock-based compensation of $3.2 million.

We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.

Sales and marketing

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Sales and marketing	$33,230	$24,710	$8,520	34%

Sales and marketing expenses were $33.2 million for the year ended December 31, 2022 as compared to $24.7 million for the year ended December 31, 2021. The increase of $8.5 million in sales and marketing expenses was primarily due to an increase in headcount, commissions, and personnel-related expenses of $7.0 million, including stock-based compensation of $2.0 million.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.

General and administrative

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
General and administrative	$34,690	$20,835	$13,855	66%

General and administrative expenses were $34.7 million for the year ended December 31, 2022 as compared to $20.8 million for the year ended December 31, 2021. The increase of $13.9 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs and infrastructure services to support the growth of our overall operations. The increase in personnel-related costs was primarily due to increased headcount and stock-based compensation of $3.5 million.

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

Interest expense

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Interest expense	$(2,573)	$(1,741)	(832)	48%

Interest expense was $2.6 million for the year ended December 31, 2022 as compared to $1.7 million for the year ended December 31, 2021. The increase was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Interest income

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Interest income	$4,619	$49	4,570	9327%

Interest income was $4.6 million and $0.5 million for the year ended December 31, 2022 and 2021, respectively. The increase in interest income was the result of higher interest earned on our cash and cash equivalents due to an increase in interest rates as compared to 2021.

Other expense, net

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Other expense, net	$1,018	$(1,527)	2,545	-167%

Other expense, net was $1.0 million for the year ended December 31, 2022 as compared to other expense, net of $1.5 million for the year ended December 31, 2021, respectively. The decrease of $2.5 million was primarily the result of the net impact of foreign exchange gains and losses during the year ended December 31, 2022.

Income Taxes

	Year ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Provision for (benefit from) income taxes	$(1,224)	$2,911	(4,135)	-142%

Benefit from income tax was $1.2 million for the year ended December 31, 2022. The provision for income tax was $2.9 million for the year ended December 31, 2021. The net change of $4.1 million for the year ended December 31, 2022 was the result of lower earnings in 2022 combined with an increase in research and development credits claimed. Income tax benefit from research credits exceeded 2022 earnings before income tax and accordingly income tax benefit was recorded despite other items which increased the effective tax rate on earnings.

Non-GAAP Financial Measure

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles, we use constant currency revenue, which is a non-GAAP financial measure. We believe the presentation of revenue on a constant currency basis, in addition to results reported in accordance with U.S. GAAP, provides useful information about our operating performance because the constant currency presentation excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of revenue on a constant currency basis should be considered in addition to, but not as a substitute for, measures of financial performance reported in accordance with U.S. GAAP. Revenue on a constant currency basis, as we present it, may not be comparable to similarly titled measures used by other companies.

The FX Impact is calculated as the difference between the current year amounts and the current year amounts translated at prior period average exchange rates. The FX Impact % represents the percentage change on a period-over-period basis adjusted for foreign currency impacts.

The following table presents a reconciliation of constant currency revenue to our reported net revenue for the periods indicated (in thousands, except percentages):

Revenue	Year ended December 31,2022	Three months ended December 31,2022

As reported	164,036	48,336
Non-GAAP constant currency	171,793	51,184
FX Impact [$]	7,757	2,848
FX Impact [%]	4.7%	5.9%

Liquidity and capital resources

Overview

To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of December 31, 2022 and December 31, 2021, we had approximately $296.6 million and $364.6 million, respectively, in cash and cash equivalents, which were primarily held in U.S. short-term bank deposit accounts and money market funds.

Funding and material cash requirements

We anticipate continuing to expend significant amounts of cash in the foreseeable future as we continue to invest in research and development of our product offerings, commercialization of new products and services, and expansion into new markets. Our future capital requirements will depend on many factors including our revenue, research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new facilities, as well as our manufacturing operations, the expansion of sales and marketing and the introduction of new products. We have entered into, and may in the future enter into, arrangements to acquire or invest in businesses, services and technologies, and any such acquisitions or investments could significantly increase our capital needs.

We currently anticipate making additional capital expenditures during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and investment in research and development, as well as spend associated with the expansion of our facilities in Wuxi, China.

In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $16.4 million as of December 31, 2022.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(In thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(12,231)	$4,630
Investing activities	(55,909)	(20,993)
Financing activities	5,513	213,559
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,491)	1,303
Net (decrease) increase in cash, cash equivalents and restricted cash	$(65,118)	$198,499

Operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $12.2 million including net income of $2.5 million. We also incurred non-cash stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $16.6 million, $2.5 million, $3.2 million, and $2.2 million, respectively. Usage of cash included an increase of inventories of $17.7 million, an increase of trade accounts receivable of $19.7 million due to an increase in sales, and an increase in prepaid expenses and other assets of $19.4 million. This was partially offset by an increase of trade accounts payables of $1.9 million, an increase in deferred revenue of $9.4 million, an increase in accrued expenses and other liabilities of $7.5 million and an increase in the legal settlement liability of $0.4 million.

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

Investing activities

Net cash used in investing activities during the year ended December 31, 2022 was $55.9 million driven by purchases of marketable securities of $44.5 million, purchases of property and equipment of $9.9 million, and payment of investments of $1.6 million.

Net cash used in investing activities during the year ended December 31, 2021 was $21.0 million driven by our acquisition of Tonbo's reagents business for $17.0 million, an increase in purchases of property and equipment of $4.4 million partially offset by the payment for the additional investment in Cytek Japan Kabushiki Kaisha (“Cytek Japan”), net of cash acquired of $371,000. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Financing activities

Net cash provided by financing activities during the year ended December 31, 2022 was $5.5 million driven by proceeds from a loan of $2.9 million and issuance of our common stock under our equity incentive plans.

Net cash provided by financing activities during the year ended December 31, 2021 was $213.6 million primarily driven by our IPO, which resulted in net proceeds to us of approximately $215.7 million.

Contractual Obligations and Commitments

During the year ended December 31, 2022, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our 10-K and filed with the SEC on March 17, 2022.

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

Critical accounting policies, significant judgments and use of estimates

We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We based our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. We regularly monitor inventory quantities on hand and record write-downs for excess and obsolete inventories based on our estimate of demand for our products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Our estimates of forecasted demand are based upon our analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. If inventory is written down, a new cost basis is established that cannot be increased in future periods.

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

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The fair value of stock options is estimated using the Black-Scholes option pricing model. We record forfeitures as they occur.

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

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.91	6.05	5.96
Expected volatility	75%	90%	83%
Risk-free interest rate	2%	1%	1%
Dividend yield	—	—	—

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

Interest rate risk

The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2022, we had cash and cash equivalents of $296.6 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.

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

We do not believe that either inflation or foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented. Please see the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations— Non-GAAP Financial Measure” for a presentation of revenue on a constant currency basis, which provides information regarding our operating performance excluding the effects of foreign currency volatility.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cytek Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cytek Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, redeemable convertible preferred stock and stockholders’ equity (deficit), cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America or International Financial Reporting Standards as issued by the International Accounting Standards Board.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2022, due to adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Excess and Obsolete Inventories — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. The Company's estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. The Company’s inventories balance is $48.2 million as of December 31, 2022.

We identified excess and obsolete inventories as a critical audit matter because of the estimates and assumptions made by management to evaluate inventories for excess and obsolescence, especially considering the uncertainty present in these estimates and assumptions. This required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to excess and obsolete inventories.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to excess and obsolete inventories included the following, among others:

•
We tested the effectiveness of internal controls over management’s estimates and assumptions used to evaluate excess and obsolete inventories, including internal controls over the estimates of demand for products.
•
We evaluated the reasonableness of management’s method, assumptions, and judgments used in developing their estimate of excess and obsolete inventories, which included estimates of demand for its products, potential obsolescence of technology, product life cycles, pricing trends and forecasts, and selling prices.
•
We tested underlying data used and considered by management in making their estimates and assumptions related to excess and obsolete inventories, including the amount of inventory on hand, estimates of demand for products, and historical usage by product.
•
We compared actual inventory usage and write-down activity in the current year to the excess and obsolete estimates made by management in the prior year to evaluate management’s ability to make accurate estimates.
•
We selected a sample of inventory items from a) those management determined to be excess and obsolete and b) those management did not determine to be excess and obsolete, and performed the following:

— We evaluated the reasonableness of management’s estimates and assumptions by obtaining product-specific information.

— We inquired of management, including personnel with operational roles, regarding the estimates and assumptions specific to the selected inventory items.

•
We considered inventory write-downs made subsequent to December 31, 2022 in evaluating the reasonableness of management’s estimates and assumptions related to excess and obsolete inventories.

/s/ Deloitte & Touche LLP

San Jose, California

March 1, 2023

We have served as the Company’s auditor since 2019.

Cytek Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$296,601	$364,618
Restricted cash	2,899	-
Marketable securities	44,548	-
Trade accounts receivable, net	48,864	29,760
Inventories	48,154	32,171
Prepaid expenses and other current assets	12,954	5,184
Total current assets	454,020	431,733
Deferred income tax assets, noncurrent	20,459	9,173
Property and equipment, net	13,682	5,851
Operating lease right-of-use assets	13,883	-
Goodwill	10,144	10,144
Intangible assets, net	4,331	4,739
Other noncurrent assets	2,957	1,665
Total assets	$519,476	$463,305
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,805	$3,034
Legal settlement liability, current	2,163	1,463
Accrued expenses	21,126	15,251
Other current liabilities	7,960	6,352
Deferred revenue, current	12,986	7,081
Total current liabilities	49,040	33,181
Legal settlement liability, noncurrent	15,596	13,745
Deferred revenue, noncurrent	13,124	9,790
Operating lease liability, noncurrent	12,312	-
Long term debt	2,271	-
Other noncurrent liabilities	1,587	1,204
Total liabilities	$93,930	$57,920
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of December 31, 2022 and December 31, 2021, respectively; 135,365,381 and 133,749,663 issued and outstanding shares as of December 31, 2022 and December 31, 2021, respectively.	135	126
Additional paid-in capital	442,887	423,625
Accumulated deficit	(17,030)	(19,606)
Accumulated other comprehensive (loss) income	(697)	897
Noncontrolling interest in consolidated subsidiary	251	343
Total stockholders’ equity	$425,546	$405,385
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$519,476	$463,305

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31
(In thousands, except share and per share data)	2022	2021	2020
Revenue, net:
Product	$148,600	$119,519	$85,283
Service	15,436	8,431	7,556
Total revenue, net	164,036	127,950	92,839
Cost of sales:
Product	49,955	37,377	32,277
Service	13,107	11,429	8,852
Total cost of sales	63,062	48,806	41,129
Gross profit	100,974	79,144	51,710
Operating expenses:
Research and development	34,858	24,442	13,693
Sales and marketing	33,230	24,710	14,988
General and administrative	34,690	20,835	9,370
Total operating expenses	102,778	69,987	38,051
Income (loss) from operations	(1,804)	9,157	13,659
Other income (expense):
Interest expense	(2,573)	(1,741)	(333)
Interest income	4,619	49	110
Other expense, net	1,018	(1,527)	994
Total other income (expense), net	3,064	(3,219)	771
Income before income taxes	1,260	5,938	14,430
Provision for (benefit from) income taxes	(1,224)	2,911	(4,981)
Net income	$2,484	$3,027	$19,411
Less: net loss (income) allocated to noncontrolling interests	92	(26)	-
Less: net income allocated to participating securities	-	(3,001)	(16,195)
Net income attributable to common stockholders, basic and diluted	$2,576	$-	$3,216
Net income attributable to common stockholders per share, basic	$0.02	$-	$0.11
Net income attributable to common stockholders per share, diluted	$0.02	$-	$0.10
Weighted-average shares used in calculating net income per share, basic	134,510,831	76,741,858	29,126,792
Weighted-average shares used in calculating net income per share, diluted	138,562,111	81,542,729	32,599,847
Comprehensive income:		-
Net income	$2,484	$3,027	$19,411
Foreign currency translation adjustment, net of tax	(1,611)	832	212
Unrealized gain (loss) on marketable securities	17	-	-
Net comprehensive income	$890	$3,859	$19,623

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable convertible				Additional		Accumulated other	Noncontrolling	Total
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	subsidiary	equity (deficit)
Balances at December 31, 2019	69,516,626	$74,653	28,397,955	$21	$443	$(42,018)	$(147)	$—	$(41,701)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $334	17,752,068	119666							-
Exercise of stock options			756,416	1	194				195
Stock-based compensation					611				611
Stock issuance for litigation settlement			2,087,545	1	5,243				5,244
Foreign currency translation adjustment, net of tax							212		212
Net income						19,411			19,411
Balances at December 31, 2020	87,268,694	194,319	31,241,916	$23	$6,491	$(22,607)	$65	$-	$(16,028)
Exercise of stock options			1,289,652	2	642				644
Stock-based compensation					6,586				6,586
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs			13,949,401	14	215,675				215,689
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(87,268,694)	(194,319)	87,268,694	87	194,231				194,318
Foreign currency translation adjustment, net of tax							832		832
Net income						3,001		26	3,027
Noncontrolling interest								317	317
Balances at December 31, 2021	-	$-	133,749,663	$126	$423,625	$(19,606)	$897	$343	$405,385
Shares issued in connection with employee stock plans			1,632,467	9	2,876				2,885
Shares of Common Stock withheld related to net share settlement			(16,749)		(209)				(209)
Stock-based compensation					16,595				16,595
Unrealized gain (loss) on marketable securities							17		17
Foreign currency translation adjustment, net of tax							(1,611)		(1,611)
Net income						2,576			2,576
Noncontrolling interest								(92)	(92)
Balances at December 31, 2022	-	$-	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$2,484	$3,027	$19,411
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,492	1,242	603
Amortization of operating lease-right-of use assets	3,167	-	-
Allowance for doubtful accounts	102	-	175
Stock-based compensation	16,595	6,586	611
Gain on equity method investment	-	(40)	-
Loss on lease exit cost	-	283	-
Provision for excess and obsolete inventory	756	488	1,569
Loss (gain) on investments, accretion, and amortization, net	(77)	-	-
Interest expenses for accretion of the legal settlement liabilities	2,178	1,690	323
Change in operating assets and liabilities:
Trade accounts receivable	(19,744)	(12,367)	334
Inventories	(17,653)	(7,068)	(5,704)
Prepaid expenses and other assets	(19,362)	(6,252)	(8,216)
Trade accounts payable	1,862	(256)	(55)
Accrued expenses and other liabilities	7,470	10,978	3,269
Legal settlement liabilities	373	(3,693)	458
Deferred revenue	9,411	10,012	2,378
Lease liabilities	(2,285)	-	-
Net cash (used in) provided by operating activities	(12,231)	4,630	15,156
Cash flows from investing activities:
Purchases of marketable securities	(44,454)	-	-
Purchase of property and equipment	(9,748)	(4,364)	(1,547)
Acquisition of business	-	(17,000)	-
Purchase of intangible assets (patents)	(120)	-	-
Payment for investment	(1,587)	-	-
Payment for additional investment in Cytek Japan, net of cash acquired	-	371	-
Net cash used in investing activities	(55,909)	(20,993)	(1,547)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program loan	-	-	4,082
Repayment of Paycheck Protection Program loan	-	(2,772)	(1,310)
Net proceeds from issuance of Series D redeemable convertible preferred stock	-	-	119,666
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	-	215,689	-
Proceeds from loan	2,983	-	-
Repayment of loan	(50)	-	-
Proceeds from Employee Stock Purchase Plan	1,585	-	-
Payments for taxes related to net share settlement of equity awards	(209)	-	-
Proceeds from issuance of common stock under employee stock plans	1,204	642	169
Net cash provided by financing activities	5,513	213,559	122,607
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,491)	1,303	(587)
Cash, cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,118)	198,499	135,629
Cash, cash equivalents and restricted cash at beginning of period	364,618	166,119	30,490
Cash, cash equivalents and restricted cash at end of period	$299,500	$364,618	$166,119
Supplemental disclosure of cash flow information:
Cash paid for taxes	$10,390	$2,863	$2,073
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$67	$134	$—
Intangible asset in accrued expenses at period end	$30	$93	$—
Stock option exercise in other receivables at period end	$96	$—	$26
Common stock issuance for legal settlement	$—	$—	$5,244

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

Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of December 31, 2022, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement.

2.
Basis of presentation and summary of significant accounting policies

The Company has prepared the accompanying consolidated financial statements in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

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

Cash, cash equivalents, and restricted cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

The Company’s cash and cash equivalents consist of money held in demand depositary accounts and money market funds. The carrying amount of cash and cash equivalents was $296.6 million and $364.6 million as of December 31, 2022 and 2021, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of December 31, 2022 and 2021.

The Company classifies restricted cash as current on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.

The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	December 31, 2022	December 31, 2021
Cash	$123,371	$18,939
U.S. Treasury	29,930	345,679
Federal agency securities	19,908	-
Commercial paper	5,955	-
Money market funds	117,437	-
Restricted cash	2,899	-
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$299,500	$364,618

Investments

Available-for-sale investments. The Company's investments may consist of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, and money market funds. The Company has designated all investments as available-for-sale and, therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. Realized gains and losses on the sale of investments are recorded in interest and other income, net in the Consolidated Statements of Income. Investments with remaining maturities at date of purchase greater than 90 days and remaining maturities as of the reporting period less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Equity Investment. The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment are included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the year ended December 31, 2022.

Trade accounts receivable, net

The Company’s accounts receivable consists principally of amounts due related to product sales of instrument systems and accessories, as well as installation and repair services. These receivables are generally due within 30 to 45 days of the period in which the corresponding sales occur and do not bear interest are classified as trade accounts receivable, net on the consolidated balance sheets. Trade accounts receivable are reported at their estimated net realizable value.

Allowance for uncollectible receivables

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022, as further described within the section below titled Recently Adopted Accounting Pronouncements. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.

Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions considered include pre-defined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses in accordance with this accounting standard.

The changes in the allowance for uncollectible receivables for the year ended December 31, 2022 were as follows (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2021	$3
Cumulative effect adjustment upon adoption of ASU 2016-13	—
Balance at January 1, 2022	3
Utilization of allowance for doubtful accounts	(3)
Provision for credit losses	102
Balance at December 31, 2022	$102

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on an estimate of demand for products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. The Company's estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. If inventory is written down, a new cost basis is established that cannot be increased in future periods.

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

Estimated Useful Lives
Building	20 years
Furniture and fixtures	7 years
Laboratory equipment	5 years
Office and computer equipment	3 years
Leasehold improvements	Shorter of expected lease term or estimated useful life

Upon sale or retirement of the assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statement of operations and comprehensive income. Expenditures for general maintenance and repairs are expensed as incurred.

Goodwill and intangible assets, net

In July 2015, the Company entered into a purchase agreement with Cytek Development Technology (“Cytek Tech”) involving the acquisition of substantially all assets of Cytek Tech for the aggregate purchase amount of $900,000 in cash and the assumption of Cytek Tech liabilities. The Company recorded goodwill of $476,000 and intangible assets of $476,000 at the transaction date. The addition of goodwill in 2021 is discussed in Note 9, Acquisition.

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, net, trade accounts payable and accrued expenses approximate their fair values.

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
As of December 31, 2022, the Company recorded $12.1 million of revenue under bill-and-hold arrangements. As of December 31,

2021, revenue recorded under bill-and-hold arrangements was immaterial. At December 31, 2022, $5.9 million was included in revenue for products that had not shipped.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s planned initial public offering, are capitalized, and will be offset against proceeds from the IPO upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed. On July 27, 2021, the Company completed the IPO; accordingly, the Company recognized the initial public offering costs of approximately $5.3 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying consolidated balance sheet. Accordingly, there were no deferred offering costs related to the IPO as of December 31, 2022 and December 31, 2021.

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

Advertising costs

The cost of advertising, marketing and media is expensed as incurred. For the year ended December 31, 2022 and 2021, advertising, marketing and media expenses were $2.5 million and $1.8 million, respectively.

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

The Company intends to reinvest its undistributed earnings of its foreign operations. Following enactment of the Tax Act, the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the United States could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the United States to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material. The Company adopted this guidance on January 1, 2021 on a prospective basis, and the adoption did not have a material impact to the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance using the modified retrospective adoption method on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022. The adoption of this accounting standard did not have a material impact to the Company’s consolidated financial statements.

3.
Concentrations of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains accounts in federally insured financial institutions in excess of federally insured limits. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held and of the money market funds in which these investments are made. The Company holds marketable securities with high credit ratings.

4.
Revenue from contracts with customers

Disaggregation of revenue

The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Year ended December 31,
	2022	2021	2020
Sales channel mix
Direct sales channel	$129,098	$110,520	$77,106
Distributor channel	34,938	17,430	15,733
Total revenue, net	$164,036	$127,950	$92,839

Customer mix
Academia and government	$73,706	$59,415	$45,674
Biotechnology, pharmaceutical, distributor and contract research organizations	90,330	68,535	47,165
Total revenue, net	$164,036	$127,950	$92,839

Revenue by geographical markets is presented in Note 23, Geographic areas.

Remaining performance obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2022 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	199	—	199
Service revenue	12,787	13,124	25,911
Total revenue	$12,986	$13,124	$26,110

Contract balances

The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	December 31, 2022	December 31, 2021
Trade accounts receivable	$48,864	$29,760
Contract liabilities:
Deferred revenue	$26,110	$16,871
Customer deposits, which are included in 'Other current liabilities'	1,555	1,018
Total contract liabilities	$27,665	$17,889

The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2019	$5,253
Revenue recognized	(10,678)
Revenue deferred	13,170
Balance at December 31, 2020	$7,745
Revenue recognized	(15,008)
Revenue deferred	25,152
Balance at December 31, 2021	$17,889
Revenue recognized	(24,686)
Revenue deferred	34,462
Balance at December 31, 2022	$27,665

5.
Balance sheet details

Inventories

The following table shows the components of inventory (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$26,925	$17,260
Work in progress	4,897	2,297
Finished goods	16,332	12,614
Total inventories	$48,154	$32,171

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses:
Prepaid inventory	$621	$397
Prepaid rent	293	201
Prepaid insurance	1,466	1,873
Prepaid income tax	2,080	-
Other	2,687	2,132
Other current assets:
Tax refund receivable	2,011	(127)
Other	3,796	708
Total prepaid expenses and other current assets	$12,954	$5,184

Accrued expenses

The following table shows the components of accrued expenses (in thousands):

	December 31, 2022	December 31, 2021
Accrued expenses:
Accrued compensation and related benefits	$13,911	$9,117
Professional service fees	1,276	1,119
Purchases	2,457	2,483
Product warranty	2,126	1,760
Other	1,356	772
Total accrued expenses	$21,126	$15,251

For the product warranty analysis refer to Note 21.

Other current liabilities

The following table shows the components of other current liabilities (in thousands):

	December 31, 2022	December 31, 2021
Other current liabilities:
Customer deposits	$1,555	$1,018
Income tax payable	246	2,476
Sales and use tax payable	1,421	1,403
Operating lease liability, current	2,931	—
Current portion of loan	580	—
Other	1,227	1,455
Total other current liabilities	$7,960	$6,352

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

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
	2021	(level 1)	(level 2)	(level 3)
Assets:
Money market funds	$345,679	$345,679	$—	$—
Total	$345,679	$345,679	$—	$—

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
Description:	2022	(level 1)	(level 2)	(level 3)
Cash equivalents:
U.S. Treasury	$29,930	$29,930	$—	$—
Federal agency securities	19,908	-	19,908	-
Commercial paper	5,955	-	5,955	-
Money market funds	117,437	117,437	-	-
Short-term investments:
U.S. Treasury	9,786	9,786	-	-
Federal agency securities	11,626	-	11,626	-
Commercial paper	23,136	-	23,136	-
Total	$217,778	$157,153	$60,625	$—

The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of December 31, 2022.

7.
Investments

The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2022 (in thousands):

	December 31 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury	9,783	3	-	9,786
Federal agency securities	11,613	15	(1)	11,627
Commercial paper	23,136	-	-	23,136
Total available-for-sale investments	$44,532	$18	$(1)	$44,549

The following table summarizes the contractual maturities of the Company's available-for-sale securities at December 31, 2022 (in thousands):

	December 31 2022
	Amortized Cost	Fair Value
Mature in less than one year	44,532	44,549
Total	$44,532	$44,549

8.
Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	December 31, 2022	December 31, 2021
Laboratory equipment	$4,777	$2,410
Leasehold improvements	3,481	3,021
Building and land	5,553	-
Construction in progress	178	344
Office and computer equipment	890	673
Furniture and fixtures	1,962	1,263
Total property and equipment	16,841	7,711
Less: accumulated depreciation	(3,159)	(1,860)
Property and equipment, net	$13,682	$5,851

Total depreciation expense for the year ended December 31, 2022, 2021, and 2020 were $1.7 million, $0.9 million and $0.5 million, respectively.

9.
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

10.
Goodwill and intangible assets, net

The addition of goodwill for the year ended December 31, 2021 is discussed in Note 9. There were no changes in goodwill for the year ended December 31, 2022.

The following table shows the components of intangible assets, net (in thousands):

	December 31, 2022	December 31, 2021
Patents and trademarks	$534	$387
Tradename	700	700
IP license	476	476
Customer relationships	2,200	2,200
Reagent license	1,800	1,800
Total intangible assets	5,710	5,563
Less: accumulated amortization	(1,379)	(824)
Intangible assets, net	$4,331	$4,739

Total amortization expense for the year ended December 31, 2022, 2021, and 2020 were approximately $835,000, $334,000 and $71,000, respectively.

11.
Legal settlement liability

On February 13, 2018, Becton, Dickinson, and Company (“BD”) filed a lawsuit against the Company alleging trade secret misappropriation and copyright infringement. On October 6, 2020, the Company entered into a Settlement, License and Equity Issuance Agreement with BD pursuant to which the Company and BD agreed to a mutual release of all claims against each other as of the date thereof (the “BD Agreement”). Additionally, BD granted Cytek a non-exclusive, irrevocable, perpetual, worldwide and non-transferrable license to certain BD patents and covenanted that it would not enforce or permit or encourage the enforcement of BD patents against Cytek or its affiliates in connection with the development, manufacture, use, importation, offer for sale or sale of its then-current instruments. In exchange, the Company agreed that Cytek and its affiliates would not dispute or challenge in a legal proceeding the validity, enforceability or scope of the applicable BD patent claims and agreed to make certain payments to BD, including (i) a one-time upfront payment of $2.0 million, (ii) a low single digit royalty payment for ten years, based on net sales of certain of its products, (iii) $6.0 million milestone payment upon the occurrence of a certain sales threshold, and (iv) a specified payment upon the closing of a change of control transaction, if any. The Company also issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020 in connection with the BD settlement. The Company achieved the sales milestone and made the milestone payment in the quarter ended December 31, 2021.

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

The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning the second quarter of 2022, the remaining contractual payments will be classified as operating expenses as they are considered to be represented of deferred litigation settlement. The Company recorded $0.6 million, $3.3 million, and $2.5 million product cost of sales related to royalty expense for the year ended December 31, 2022, 2021, and 2020, respectively. The Company recorded $2.2 million, $1.7 million, and $0.3 million of interest expense for the year ended December 31, 2022, 2021, and 2020, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $17.8 million and $15.2 million as of December 31, 2022 and December 31, 2021, respectively, and will record licensing expense in future periods.

The following table shows the components of the legal settlement liability (in thousands):

	December 31, 2022	December 31, 2021
Current:
Legal settlement liability	$2,163	$1,463
Noncurrent:
Legal settlement liability	15,596	13,745
Total legal settlement liability	$17,759	$15,208

12.
Debt

On November 7, 2022, Cytek (Wuxi) Biosciences Co., Ltd, the Company’s China subsidiary (“Cytek Wuxi”), entered a fixed asset loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit is in a separate account with Cytek Wuxi's name, but the use of such account is restricted. The Company considered the deposit as restricted cash and are presented on the consolidated Balance Sheets. Total loan amount is $2.9 million and the loan term is five years. The current portion of the loan, $580,000, is included in other current liabilities. The fixed interest rate on the loan was 4.5% as of December 31, 2022.

13.
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

14.
Common stock

As of December 31, 2022, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

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

Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of December 31, 2022, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement.

15.
Stock-based compensation plan

Stock Plans

As of December 31, 2022, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2021 Equity Incentive Plan

In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of December 31, 2022, the total number of shares of common stock available for issuance under the 2021 Plan was 18,785,426 shares.

2021 Employee Stock Purchase Plan

In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the year ended December 31, 2022, 192,470 shares were issued pursuant to purchases under the ESPP.

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

Stock Options

The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2020	6,174,778	$0.67	7.79	$11,405
Options granted	4,344,187	12.99
Options exercised	(1,289,652)	0.51
Options forfeited	(417,797)	5.05
Options expired	(5,666)	1.39
Balance as of December 31, 2021	8,805,850	$6.56	8.03	$147,623
Options granted	715,352	12.43
Options exercised	(1,224,564)	1.07
Options forfeited	(641,036)	9.85
Options expired	(76,967)	2.33
Balance as of December 31, 2022	7,578,635	$7.76	7.42	$37,200
Options exercisable as of December 31, 2022	4,219,843	$4.89	6.64	$28,852

The weighted-average grant date fair value of options granted during the year ended December 31, 2022, 2021, and 2020 were $8.21, $10.42, and $0.97 per share, respectively.

There was $28.1 million of unrecognized stock-based compensation expense related to unvested stock options as of December 31, 2022. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.23 years as of December 31, 2022.

The Company currently uses authorized and unissued shares to satisfy option exercises.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of December 31, 2022.

RSU Awards

The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share
Unvested balance at December 31, 2020	-	$-
Granted	104,876	$21.10
Vested	-	$-
Forfeited	-	$-
Unvested balance at December 31, 2021	104,876	$21.10
Granted	1,361,133	$12.93
Vested	(215,433)	$14.51
Forfeited	(81,068)	$13.03
Unvested balance at December 31, 2022	1,169,508	$13.36

There was $14.5 million of unrecognized stock-based compensation expense related to unvested RSU awards as of December 31, 2022. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.22 years as of December 31, 2022.

Stock-based compensation expense

The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$2,855	$1,508	$232
Research and development	5,035	1,877	109
Sales and marketing	3,419	1,375	183
General and administrative	5,286	1,826	87
Total stock-based compensation	$16,595	$6,586	$611

The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.91	6.05	5.96
Expected volatility	75%	90%	83%
Risk-free interest rate	2%	1%	1%
Dividend yield	—	—	—

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.5	0.5	—
Expected volatility	77%	75%	—%
Risk-free interest rate	3%	1%	—%
Dividend yield	—	—	—

16.
Employee benefit plan

401(k) retirement savings plan

The Company currently maintains a 401(k) retirement savings plan the covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $1,045,000, $770,000, and $584,000 for the year ended December 31, 2022, 2021, and 2020, respectively.

17.
Income taxes

For the years ended December 31, 2022, 2021, and 2020, income from continuing operations before taxes consisted of amounts related to U.S. operations and income associated with the Company’s foreign operations. The geographical breakdown of the Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	2022	2021	2020
Domestic	$(1,347)	$(1,870)	$14,136
International	2,607	7,808	294
Profits before provision for income taxes	$1,260	$5,938	$14,430

Income tax expense attributable to income from continuing operations consists of (in thousands):

	2022	2021	2020
Current provisions for income taxes:
Federal	$7,280	$3,666	$1,108
State	1,339	440	580
Foreign	1,442	601	709
Total current	10,061	4,707	2,397

Deferred tax expense (benefit):
Federal	(9,164)	(2,529)	(4,956)
State	(1,910)	(579)	(1,086)
Foreign	(211)	1,312	(1,336)
Total deferred tax expense (benefit)	(11,285)	(1,796)	(7,378)

Total provision for (benefit from) income taxes	$(1,224)	$2,911	$(4,981)

Tax rate reconciliation

The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	2022	2021	2020
U.S. federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(60.0)	(3.9)	5.5
Foreign income taxed at different rates	(37.9)	(9.6)	(3.7)
Foreign-derived intangible income deduction	(39.2)	(3.9)	(1.5)
Research and development credits	(146.4)	(6.6)	(2.4)
Tax impact of foreign earnings and losses	89.4	7.8	1.1
Subpart F	67.2	23.1	-
Share-based compensation	7.1	21.7	0.7
Other permanent adjustments	1.9	1.0	(3.2)
Prior year true up due to tax rate change	(47.1)	(0.6)	1.9
Change in valuation allowance, net	60.6	1.1	(53.4)
162M Compensation	4.4	-	-
Foreign Tax Credit	(19.6)
Other	1.5	(2.2)	(0.5)
Effective tax rate	(97.1)%	48.9%	(34.5)%

Significant components of deferred taxes

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below (in thousands):

	2022	2021
Deferred tax assets
Net operating loss Carryforwards	$755	$632
Foreign Tax Credit Carryforward	492	430
Research and Development Credit Carryforward	904	155
Stock Based Compensation	1,578	-
Legal Settlement	4,050	3,544
Deferred Revenue	4,415	2,595
Research and Development Capitalization	4,948	-
Inventory Reserve	881	792
Accrued bonus	1,236	776
Lease Liability	3,388	-
Other accruals	3,108	1,510
Gross deferred tax assets	25,755	10,434
Valuation allowance	(1,248)	(483)
Net deferred tax assets	$24,507	$9,951

Deferred tax liabilities
Accounting method change	-	(196)
ROU assets	(3,053)
Depreciation and amortization	(995)	(581)
Net deferred tax liabilities	$(4,048)	$(777)

Net deferred tax assets (liabilities)	$20,459	$9,174

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

As of December 31, 2022, the Company maintained a valuation allowance with respect to one of its foreign subsidiary’s net operating loss that it believes is not more likely than not to be realized. The Company will continue to reassess the valuation allowance annually and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

As of December 31, 2022, the Company does not have state net operating loss carryforwards. As of December 31, 2021, the Company had state net operating loss carryforwards of $2.1 million, to reduce future taxable income. The state net operating loss begins to expire in 2036 if not utilized. As of December 31, 2022 and 2021, the Company had state tax credit carryforwards of $1.8 million and $0.8 million, respectively, to offset future tax liability. The credit carryforwards are not subject to expiration. As of December 31, 2022, the Company had foreign tax credit for Cytek (Shanghai) Bio Sciences Co., Ltd of $0.5 million which expires in 2027 if not utilized.

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

Uncertain Tax Positions

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2022	2021	2020
Unrecognized tax benefits as of the beginning of the year	$1,321	$737	$234
Increases related to prior year tax provisions	298	65	77
Increase related to current year tax provisions	616	519	426
Unrecognized tax benefits as of the end of the year	$2,235	$1,321	$737

The Company accounts for uncertain tax positions under ASC 740. As of December 31, 2022, 2021 and 2020, there was approximately $2.2 million, $1.3 million and $0.7 million of unrecognized tax benefits, respectively. Of the unrecognized tax benefits, $2.0 million, $1.1 million and $0.6 million represents the amount that if recognized, would favorably affect the effective income tax rate in 2022, 2021 and 2020, respectively. The Company does not expect a significant change to its unrecognized tax benefits or recorded liabilities over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

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

As of December 31, 2022, the Company’s management is asserting that it is their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.

18.
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

The Company leases office facilities and equipment from unrelated parties under operating lease agreements that have initial terms ranging from one to 7.25 years. Some leases include one or more options to renew, generally at the Company's sole discretion, with renewal terms that can extend the lease term up to five years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants. The Company is a sub-lessor in an agreement with a term of three years.

Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

Year ended
December 31, 2022
Operating lease cost	$3,539
Short-term lease cost	48
Total lease cost	$3,587

For the year ended December 31, 2022, sublease income was $266,000, recorded as other income.

Supplemental cash flow information related to leases is as follows (in thousands):

Year ended
December 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$2,332

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$16,852

Supplemental balance sheet information related to leases is as follows (in thousands):

December 31, 2022
Operating lease right-of-use assets	$13,883
Included in other current liabilities:
Operating lease liabilities, current	$2,931
Operating lease liabilities, noncurrent	12,312
Total operating lease liabilities	$15,243

Weighted-average remaining lease term - operating leases:	5.47

Weighted-average discount rate - operating leases:	2.6%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2022 is as follows (in thousands):

2023	$3,278
2024	3,106
2025	2,683
2026	2,578
2027	2,315
Thereafter	2,395
Total lease payments	$16,355
Less imputed interest	(1,112)
Total present value of lease liabilities	$15,243

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

19.
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

20.
Investment in Cytek Japan

In May 2019, the Company jointly formed Cytek Japan with TOMY Digital Biology (“TOMY”). Cytek Japan was created for the purpose of expanding the Company’s presence in Japan. The Company and TOMY each purchased $46,000 of common stock of Cytek Japan. The Company previously accounted for its 50% interest in Cytek Japan as an equity method investment. The Company recorded $40,000 for its proportionate share of Cytek Japan’s earnings prior to its additional investment, which is included in other income (expense), net in the consolidated statements of operations and comprehensive income for the year ended December 31, 2022.

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

The Company recognized net assets of $1.1 million, consisting primarily of $1.0 million cash. The Company recorded noncontrolling interest of $315,000 on the unaudited interim consolidated financial statements as of March 31, 2021. The net income attributable to noncontrolling interest was $92,000 for the year ended December 31, 2022 and net loss of $26,000 for the year ended December 31, 2021.

21.
Product warranty

The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	December 31, 2022	December 31, 2021
Balance, beginning of the period	$1,760	$969
Accrual for current year warranties	2,841	3,304
Warranty cost incurred	(2,475)	(2,513)
Balance, end of period	$2,126	$1,760

22.
Net income attributable to common stockholders per share

The following table sets forth the computation of the Company’s basic and diluted net income attributable to common stockholders per share for the year ended December 31, 2022, 2021, and 2020 (in thousands except share and per share data):

	Year ended December 31,
	2022	2021	2020
Numerator
Net income	$2,484	$3,027	$19,411
Less: net loss (income) allocated to noncontrolling interests	92	(26)	-
Less: net income allocated to participating securities	-	(3,001)	(16,195)

Net income attributable to common stockholders, basic and diluted	$2,576	$-	$3,216

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	134,510,831	76,741,858	29,126,792
Effect of employee stock plans	4,051,280	4,800,871	3,473,055
Weighted-average common shares outstanding, attributable to common stockholders, diluted	138,562,111	81,542,729	32,599,847

Net income attributable to common stockholders per share, basic	$0.02	$-	$0.11
Net income attributable to common stockholders per share, diluted	$0.02	$-	$0.10

23.
Geographic areas

The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the year ended December 31, 2022, 2021, and 2020 was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
United States	$94,592	$72,724	$55,477
EMEA	43,958	36,967	25,912
APAC	22,523	16,078	10,740
Other	2,963	2,181	710
Total revenue, net	$164,036	$127,950	$92,839

EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.

For the year ended December 31, 2022 and 2021, the Company had no major customers.

As of December 31, 2022 and December 31, 2021, the Company’s long-lived assets by geographic area were as follows (in thousands):

	December 31,	December 31,
	2022	2021

United States	$6,426	$3,801
APAC	7,256	2,050
Total	$13,682	$5,851

As of December 31, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets were located in the United States and in Wuxi, China.

24. Related party transactions

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

25. Subsequent Events

In January 2023, the Company purchased all shares of Cytek Japan held by TOMY. As a result of the purchase, Cytek Japan became a wholly-owned subsidiary of the Company.

On February 13, 2023, the Company entered into an Asset Purchase Agreement with Luminex Corporation (“Luminex”), pursuant to which the Company agreed to acquire certain assets relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis-, CellStream-, Guava- and Muse-branded instruments, and flow cytometry reagent products and services of Luminex for a purchase price of approximately $46.5 million in cash (the “Acquisition”). The Acquisition closed on February 28, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

We identified deficiencies in the control environment and control activities components of the COSO Framework that constitute material weaknesses, either individually or in the aggregate.

•
Control environment – Management did not maintain an effective control environment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, the Company does not have a sufficient number of qualified resources within our accounting and IT function with the appropriate level of technical accounting or other requisite knowledge to (1) timely identify and assess accounting implications of transactions and (2) perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting.
•
Control activities – Management did not design and implement effective control activities based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these related to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action and relate to substantially all financial statement accounts and disclosures.

The following material weaknesses were contributing factors: (i) inadequate general information technology controls (GITCs) in the areas of access security and program change-management over certain information technology systems that support the Company’s financial reporting processes. Some of our business process controls (automated and manual) are dependent on the affected GITCs; they too were deemed ineffective because they could have been adversely impacted; and (ii) ineffective design and/or review procedures for journal entries and balance sheet account reconciliations.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022 and has issued an attestation report on our internal controls over financial reporting, which is included herein

Remediation Plan and Status

We are committed to remediating the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. Management has implemented, and continues to implement, measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. During 2022, we executed and we continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:

•
With support from external consultants, we will revise and improve the design of our controls, implement reviews and monitor the effectiveness of our system of internal controls, including GITCs.
•
We will identify and assign qualified personnel to implement appropriate accountability for the design and operation of internal control over financial reporting and monitor the progress of remediation.
•
We are committed to adding qualified personnel within our accounting and information technology functions.
•
We will continue to revise and enhance the design of existing controls and implement new controls, update documentation, expand education and training, and strengthen supervisory reviews by our management.
•
We strengthened, and will continue to strengthen, GITCs related to financial accounting and reporting systems including implementing monitoring controls as appropriate.
•
We will continue to automate workflows and enhance oversight over the execution and review of manual journal entry controls and account reconciliations, and will continue to provide training for such enhanced oversight and review.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Cytek Biosciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cytek Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Control environment – Management did not maintain an effective control environment based on the criteria established in COSO and identified deficiencies in the principles associated with the control environment of COSO. Specifically, the Company does not have a sufficient number of qualified resources within its accounting and IT function with the appropriate level of technical accounting or other requisite knowledge to (1) timely identify and assess accounting implications of transactions and (2) perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting.

Control activities – Management did not design and implement effective control activities based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control activities component of COSO. Specifically, these related to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action and relate to substantially all financial statement accounts and disclosures.

The following material weaknesses were contributing factors: (i) inadequate general information technology controls in the areas of access security and program change-management over certain information technology systems that support the Company’s financial reporting processes. Some of the Company’s business process controls (automated and manual) are dependent on the affected general information technology controls; they too were deemed ineffective because they could have been adversely impacted; and (ii) ineffective design and/or review procedures for journal entries and balance sheet account reconciliations.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

San Jose, California

March 1, 2023

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

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

(3) List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of common stock certificate of Cytek Biosciences, Inc.	S-1/A	333-257663	4.1	07/19/2021
4.3	Description of Securities.					X
10.1+	Supply Agreement between the Registrant and Cytek (Wuxi) Biosciences Co., Ltd, a China subsidiary of Cytek Biosciences, Inc., and Coherent NA, Inc. dated August 25, 2021.	10-Q	001-40632	10.1	11/12/2021
10.2	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-40632	10.2	11/12/2021
10.3	Amended and Restated Investors’ Rights Agreement, by and among Cytek Biosciences, Inc. and certain of its stockholders, dated October 23, 2020.	S-1	333-257663	10.1	07/02/2021
10.4	Cytek Biosciences, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-257663	10.2	07/02/2021
10.5	Forms of Option Agreement, Notice of Stock Option Grant and Exercise Notice under Cytek Biosciences, Inc. 2015 Equity Incentive Plan.	S-1	333-257663	10.3	07/02/2021
10.6	Cytek Biosciences, Inc. 2021 Equity Incentive Plan.	S-1/A	333-257663	10.4	07/19/2021
10.7	Forms of Option Agreement and Notice of Stock Option Grant under 2021 Equity Incentive Plan.	S-1/A	333-257663	10.5	07/19/2021
10.8	Cytek Biosciences, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-257663	10.6	07/19/2021
10.9	Form of Indemnification Agreement, by and between Cytek Biosciences, Inc. and each of its directors and executive officers.	S-1/A	333-257663	10.7	07/19/2021
10.10	Offer letter, by and between Cytek Biosciences, Inc. and Patrik Jeanmonod, dated October 5, 2018.	S-1	333-257663	10.9	07/02/2021

10.11	Cytek Biosciences, Inc. Amended and Restated Severance Benefit Plan.	S-1/A	333-257663	10.9	07/19/2021
10.12+	Supply and License Agreement, by and between Biotium, Inc. and Cytek Biosciences, Inc., dated as of September 1, 2020.	S-1	333-257663	10.11	07/02/2021
10.13+	Settlement, License, and Equity Issuance Agreement, by and between Becton, Dickinson and Company and Cytek Biosciences, Inc., dated October 5, 2020.	S-1	333-257663	10.12	07/02/2021
10.14	Lease, by and between Crest Properties LLC and Cytek Biosciences, Inc., dated as of July 24, 2015.	S-1	333-257663	10.13	07/02/2021
10.15	Lease, by and between SNH Medical Office Properties Trust and Cytek Biosciences, Inc., dated November 20, 2020.	S-1	333-257663	10.14	07/02/2021
10.16+	Asset Purchase Agreement, dated February 13, 2023, by and between Cytek, Inc. and Luminex Corporation					X
10.17	Equity Distribution Agreement, by and between the Company and Piper Sandler & Co. dated August 26, 2022.	S-3	333-267118	1.2	08/26/2022
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	X

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

Cytek Biosciences, Inc.

Date: March 1, 2023	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2023	By:	/s/ Patrik Jeanmonod
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

Name	Title	Date

/s/ Wenbin Jiang	President, Chief Executive Officer and Director	March 1, 2023
Wenbin Jiang, Ph.D.	(Principal Executive Officer)

/s/ Patrik Jeanmonod	Chief Financial Officer	March 1, 2023
Patrik Jeanmonod	(Principal Financial and Accounting Officer)

/s/ Ming Yan	Chief Technology Officer and Director	March 1, 2023
Ming Yan, Ph.D.

/s/ Jack Ball	Director	March 1, 2023
Jack Ball

/s/ Don Hardison	Director	March 1, 2023
Don Hardison

/s/ Deborah Neff	Director	March 1, 2023
Deborah Neff

/s/ Gisele Dion	Director	March 1, 2023
Gisele Dion

/s/ Vera Imper	Director	March 1, 2023
Vera Imper, Ph.D.