Form 10-Q
period 2023-03-31
Cytek Biosciences, Inc.
filed 2023-05-09
CIK 1831915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of May 4, 2023 was 135,666,676.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Cytek Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$129,476	$296,601
Restricted cash	2,918	2,899
Marketable securities	169,519	44,548
Trade accounts receivable, net	43,100	48,864
Inventories	69,502	48,154
Prepaid expenses and other current assets	11,107	12,954
Total current assets	425,622	454,020
Deferred income tax assets, noncurrent	23,404	20,459
Property and equipment, net	15,549	13,682
Operating lease right-of-use assets	13,187	13,883
Goodwill	19,143	10,144
Intangible assets, net	24,664	4,331
Other noncurrent assets	3,006	2,957
Total assets	$524,575	$519,476
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,280	$4,805
Legal settlement liability, current	1,906	2,163
Accrued expenses	20,366	21,126
Other current liabilities	10,861	7,960
Deferred revenue, current	18,104	12,986
Total current liabilities	56,517	49,040
Legal settlement liability, noncurrent	16,045	15,596
Deferred revenue, noncurrent	13,012	13,124
Operating lease liability, noncurrent	11,541	12,312
Long term debt	2,133	2,271
Other noncurrent liabilities	1,867	1,587
Total liabilities	$101,115	$93,930
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of March 31, 2023 and December 31, 2022, respectively; 135,644,055 and 135,365,381 issued and outstanding shares as of March 31, 2023 and December 31, 2022, respectively.	136	135
Additional paid-in capital	447,748	442,887
Accumulated deficit	(23,837)	(17,030)
Accumulated other comprehensive loss	(587)	(697)
Noncontrolling interest in consolidated subsidiary	-	251
Total stockholders’ equity	$423,460	$425,546
Total liabilities and stockholders’ equity	$524,575	$519,476

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
	(unaudited)	(unaudited)
Revenue, net:
Product	$31,172	$31,481
Service	5,916	3,583
Total revenue, net	37,088	35,064
Cost of sales:
Product	12,677	11,767
Service	3,373	3,120
Total cost of sales	16,050	14,887
Gross profit	21,038	20,177
Operating expenses:
Research and development	9,974	8,025
Sales and marketing	11,145	6,960
General and administrative	12,081	7,549
Total operating expenses	33,200	22,534
Loss from operations	(12,162)	(2,357)
Other income (expense):
Interest expense	(673)	(590)
Interest income	2,143	18
Other income (expense), net	1,652	(374)
Total other income (expense), net	3,122	(946)
Loss before income taxes	(9,040)	(3,303)
Benefit from income taxes	(2,233)	(1,145)
Net loss	$(6,807)	$(2,158)
Less: net loss allocated to noncontrolling interests	-	137
Net loss attributable to common stockholders, basic and diluted	$(6,807)	$(2,021)
Net loss attributable to common stockholders per share, basic and diluted	$(0.05)	$(0.02)
Weighted-average shares used in calculating net loss per share, basic and diluted	135,489,194	133,902,523
Comprehensive loss:
Net loss	$(6,807)	$(2,158)
Foreign currency translation adjustment, net of tax	(42)	14
Unrealized gain on marketable securities	152	-
Net comprehensive loss	$(6,697)	$(2,144)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Stockholders’ Equity

(unaudited)

			Additional		Accumulated other	Noncontrolling	Total
	Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	capital	deficit	income (loss)	subsidiary	equity
Balances at December 31, 2022	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546
Shares issued in connection with employee stock plans	283,856	1	203				204
Shares of Common Stock withheld related to net share settlement	(5,182)	-	(57)				(57)
Stock-based compensation			4,699				4,699
Unrealized gain on marketable securities					152		152
Foreign currency translation adjustment, net of tax					(42)		(42)
Net loss				(6,807)			(6,807)
Noncontrolling interest			16			(251)	(235)
Balances at March 31, 2023	135,644,055	$136	$447,748	$(23,837)	$(587)	$-	$423,460

			Additional		Accumulated other	Noncontrolling	Total
	Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	capital	deficit	income (loss)	subsidiary	equity
Balances at December 31, 2021	133,749,663	$126	$423,625	$(19,606)	$897	$343	$405,385
Exercise of stock options	493,267	8	356				364
Stock-based compensation			3,837				3,837
Foreign currency translation adjustment, net of tax					14		14
Net loss				(2,021)		-	(2,021)
Noncontrolling interest						(137)	(137)
Balances at March 31, 2022	134,242,930	$134	$427,818	$(21,627)	$911	$206	$407,442

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(6,807)	$(2,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,001	794
Amortization of operating lease-right-of use assets	800	676
Stock-based compensation	4,699	3,837
Provision for excess and obsolete inventory	508	74
Gain on investments, accretion, and amortization, net	(1,580)	-
Interest expenses for accretion of the legal settlement liabilities	544	498
Change in operating assets and liabilities:
Trade accounts receivable	6,055	(1,038)
Inventories	(3,188)	(5,921)
Prepaid expenses and other assets	(136)	(4,351)
Trade accounts payable	305	2,782
Accrued expenses and other liabilities	1,763	555
Legal settlement liabilities	(351)	482
Deferred revenue	(49)	2,581
Lease liabilities	(706)	(291)
Net cash provided by (used in) operating activities	2,858	(1,480)
Cash flows from investing activities:
Purchases of marketable securities	(123,239)	-
Purchase of property and equipment	(505)	(780)
Acquisition of business	(44,895)	-
Payment for additional investment in Cytek Japan	(235)	—
Net cash used in investing activities	(168,874)	(780)
Cash flows from financing activities:
Repayment of loan	(146)	-
Payments for taxes related to net share settlement of equity awards	(57)	-
Proceeds from issuance of common stock under employee stock plans	203	364
Net cash provided by financing activities	-	364
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,090)	(216)
Cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(167,106)	(2,112)
Cash, cash equivalents and restricted cash at beginning of period	299,500	364,618
Cash, cash equivalents and restricted cash at end of period	$132,394	$362,506
Supplemental disclosure of cash flow information:
Cash paid for taxes	$93	$75
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$139	$228
Intangible asset in accrued expenses at period end	$4	$40

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

On February 28, 2023, the Company completed the acquisition of the flow cytometry and imaging (“FCI”) business unit of Luminex Corporation ("Luminex"), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis-, CellStream-, Guava- and Muse-branded instruments, and flow cytometry reagent products and services.

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

Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of March 31, 2023, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement.

2.
Basis of presentation and summary of significant accounting policies

The Company has prepared the accompanying unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Principles of consolidation

The unaudited interim consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Limited (HK), Cytek Biosciences B.V. (Europe), Cytek (Shanghai) Biosciences Co., Ltd., Cytek Biosciences (Wuxi) Co., Ltd., Cytoville Biosciences Shanghai Co., Ltd., Cytek (Shanghai) Software Development Technology Co., Ltd. and Cytek Japan Kabushiki Kaisha (“Cytek Japan”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited interim consolidated financial statements and accompanying notes as of the date of the unaudited interim consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

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

The Company’s cash and cash equivalents consist of money held in demand depositary accounts and money market funds. The carrying amount of cash and cash equivalents was $129.5 million and $296.6 million as of March 31, 2023 and December 31, 2022, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of March 31, 2023.

The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based upon the term of the remaining restrictions.

The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Cash	$118,305	$123,371
U.S. Treasury	—	29,930
Federal agency securities	—	19,908
Commercial paper	—	5,955
Money market funds	11,171	117,437
Restricted cash	2,918	2,899
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$132,394	$299,500

Investments

Available-for-sale investments. The Company's investments may consist of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, and money market funds. The Company has designated all investments as available-for-sale and, therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. Realized gains and losses on the sale of investments are recorded in interest and other income, net in the consolidated statements of operations. Investments with remaining maturities at date of purchase greater than 90 days and remaining maturities as of the reporting period less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Equity Investment. The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended March 31, 2023.

Trade accounts receivable, net

The Company’s accounts receivable consists principally of amounts due related to product sales of instrument systems and accessories, as well as installation and repair services. These receivables are generally due within 30 to 90 days of the period in which the corresponding sales occur and do not bear interest are classified as trade accounts receivable, net on the consolidated balance sheets. Trade accounts receivable are reported at their estimated net realizable value.

Allowance for uncollectible receivables

The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13, Financial Instruments - Credit Losses “), on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022, as further described within the section below titled Recently Adopted Accounting Pronouncements. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.

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

The changes in the allowance for uncollectible receivables for the three months ended March 31, 2023 were as follows (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2022	102
Utilization of allowance for doubtful accounts	—
Provision for credit losses	—
Balance at March 31, 2023	$102

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

Upon sale or retirement of the assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statement of operations and comprehensive loss. Expenditures for general maintenance and repairs are expensed as incurred.

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

Estimated Useful Lives
Patent	20 years
Trademarks	10 years
Tradename	4 - 10 years
FCI developed technology	5 years
Customer relationship	7 years
Reagent licenses	7 years
IP license	5 years

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

Revenue recognition

The Company’s product revenue consists of sales of its instrument systems and accessories. The Company recognizes product revenue at the point in time when control of the product is transferred to the customer.

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

As of March 31, 2023, $6.8 million was included in revenue for products that had not shipped. As of March 31, 2022, the Company did not have any revenue under bill-and-hold arrangements.

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

Advertising costs

The cost of advertising, marketing and media is expensed as incurred. For the three months ended March 31, 2023 and 2022, advertising, marketing and media expenses were $0.9 million and $0.4 million, respectively.

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

The Company intends to reinvest its undistributed earnings of its foreign operations. Following enactment of the 2017 Tax Cuts and Jobs Act (the "Tax Act"), the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the United States could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the United States to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material. The Company adopted this guidance on January 1, 2021 on a prospective basis, and the adoption did not have a material impact to the Company’s unaudited interim consolidated financial statements.

Net loss attributable to common stockholders per share

Basic net loss attributable to common stockholders per share and diluted net loss attributable to common stockholders per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of shares of the Company’s common stock and participating securities. The Company’s redeemable convertible preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. The participating securities include a contractual obligation to participate in the income of the Company and are included in the calculation of net loss per share in the periods in which net loss is recorded.

Diluted net loss attributable to common stockholders per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on non-cumulative dividend rights if and when declared and then to common and preferred stockholders based on ownership interests. The weighted-average number of shares of common stock included in the computation of diluted net loss attributable to common stockholders per share gives effect to all potentially dilutive common stock equivalents, including outstanding options and redeemable convertible preferred stock.

Common stock equivalents are excluded from the computation of diluted net loss attributable to common stockholders per share if their effect is antidilutive.

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

Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include developed technology, customer relationships, trade names, and reagent licenses.

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

Adoption of Topic 842 resulted in the recording of ROU assets and lease liabilities related to the Company’s operating leases of approximately $14.6 million and $15.2 million, respectively, on January 1, 2022. The adoption of the new lease standard did not materially impact the Company's unaudited interim consolidated net income or consolidated cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. Refer to Note 16 for additional disclosures.

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

4.
Revenue from contracts with customers

Disaggregation of revenue

The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended March 31,
	2023	2022
Sales channel mix
Direct sales channel	$25,453	$30,919
Distributor channel	11,635	4,145
Total revenue, net	$37,088	$35,064

Customer mix
Academia and government	$15,197	$14,407
Biotechnology, pharmaceutical, distributor and contract research organizations	21,891	20,657
Total revenue, net	$37,088	$35,064

Revenue by geographical markets is presented in Note 22, Geographic areas.

Remaining performance obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2023 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	477	—	477
Service revenue	17,627	13,012	30,639
Total revenue	$18,104	$13,012	$31,116

Contract balances

The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable	$43,100	$48,864
Contract liabilities:
Deferred revenue	$31,116	$26,110
Customer deposits, which are included in 'Other current liabilities'	3,197	1,555
Total contract liabilities	$34,313	$27,665

The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2021	$17,889
Revenue recognized	(24,686)
Revenue deferred	34,462
Balance at December 31, 2022	$27,665
Revenue recognized	(9,856)
Revenue deferred	16,505
Balance at March 31, 2023	$34,313

5.
Balance sheet details

Inventories

The following table shows the components of inventory (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$42,181	$26,925
Work in progress	4,542	4,897
Finished goods	22,779	16,332
Total inventories	$69,502	$48,154

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses:
Prepaid inventory	$444	$621
Prepaid rent	431	293
Prepaid insurance	769	1,466
Prepaid income tax	2,080	2,080
Prepaid VAT tax	681	-
Prepaid tradeshow	543	-
Other	2,726	2,687
Other current assets:
Tax refund receivable	2,011	2,011
Other	1,422	3,796
Total prepaid expenses and other current assets	$11,107	$12,954

Accrued expenses

The following table shows the components of accrued expenses (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses:
Accrued compensation and related benefits	$10,162	$13,911
Professional service fees	1,844	1,276
Purchases	3,362	2,457
Product warranty	2,577	2,126
Other	2,421	1,356
Total accrued expenses	$20,366	$21,126

For the product warranty analysis refer to Note 20.

Other current liabilities

The following table shows the components of other current liabilities (in thousands):

	March 31, 2023	December 31, 2022
Other current liabilities:
Customer deposits	$3,197	$1,555
Income tax payable	246	246
Sales and use tax payable	1,729	1,421
Operating lease liability, current	3,003	2,931
Current portion of loan	582	580
Other	2,104	1,227
Total other current liabilities	$10,861	$7,960

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

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	March 31,	assets	inputs	inputs
Description:	2023	(level 1)	(level 2)	(level 3)
Cash equivalents:
U.S. Treasury	$—	$—	$—	$—
Federal agency securities	-	-	-	-
Commercial paper	-	-	-	-
Money market funds	11,171	11,171	-	-
Short-term investments:
U.S. Treasury	41,322	41,322	-	-
Federal agency securities	58,092	-	58,092	-
Commercial paper	70,105	-	70,105	-
Total	$180,690	$52,493	$128,197	$—

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
Description:	2022	(level 1)	(level 2)	(level 3)
Cash equivalents:
U.S. Treasury	$29,930	$29,930	$-	$-
Federal agency securities	19,908	-	19,908	-
Commercial paper	5,955	-	5,955	-
Money market funds	117,437	117,437	-	-
Short-term investments:
U.S. Treasury	9,786	9,786	-	-
Federal agency securities	11,626	-	11,626	-
Commercial paper	23,136	-	23,136	-
Total	$217,778	$157,153	$60,625	$—

The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of March 31, 2023.

7.
Investments

The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of March 31, 2023 (in thousands):

	March 31 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury	41,302	20	-	41,322
Federal agency securities	57,943	149	-	58,092
Commercial paper	70,105	-	-	70,105
Total available-for-sale investments	$169,350	$169	$-	$169,519

The following table summarizes the contractual maturities of the Company's available-for-sale securities at March 31, 2023 (in thousands):

	March 31 2023
	Amortized Cost	Fair Value
Mature in less than one year	169,350	169,519
Total	$169,350	$169,519

8.
Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$6,708	$4,777
Leasehold improvements	3,540	3,481
Building and land	5,742	5,553
Construction in progress	307	178
Office and computer equipment	969	890
Furniture and fixtures	1,976	1,962
Total property and equipment	19,242	16,841
Less: accumulated depreciation	(3,693)	(3,159)
Property and equipment, net	$15,549	$13,682

Total depreciation expense for the three months ended March 31, 2023 and 2022 were $0.5 million and $0.3 million, respectively.

9.
Acquisition

On February 28, 2023, the Company completed the acquisition of the Luminex FCI business unit, including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis-, CellStream-, Guava- and Muse-branded instruments, and flow cytometry reagent products and services, for an aggregate cash consideration of $44.9 million.

The acquisition was accounted for as a business combination in accordance with ASC 805. The tangible and intangible assets acquired were recorded at estimated fair value on the acquisition date. The purchase price allocation is based upon preliminary valuations and estimates and assumptions which are subject to change within the purchase price allocation period, generally one year from the acquisition date. The Company identified the following areas as subject to change within the purchase price allocation period: intangible asset and inventory fair values recognized and measured in accordance with ASC 820, Fair Value Measurement, deferred income tax assets acquired and liabilities assumed are recognized and measured in accordance with ASC 740, Income Taxes and certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases. The following table represents the preliminary allocation of the purchase price to the assets acquired by the Company as part of the acquisition included in the Company’s consolidated balance sheets and is reconciled to the purchase price.

(in thousands)
Fair value of assets acquired and liabilities assumed:
Inventories	$18,687
Property and equipment	1,608
Prepaid expenses	70
Intangible assets
FCI Developed Technology	9,500
Customer relationships	8,500
Amnis tradename	2,800
Goodwill	8,999
Deferred revenue, current	(4,130)
Other current liabilities	(316)
Deferred revenue, noncurrent	(822)
Fair value of net assets acquired	$44,896

The $9.0 million of goodwill arising from the acquisition is primarily attributed to significant time-to-market advantages, as the Company gained immediate access to Luminex’s FCI products, existing relationships and business infrastructure and Luminex’s knowledgeable and experienced FCI workforce. The goodwill is expected to be deductible for tax purposes. The Company is currently evaluating the amount of goodwill which is expected to be deductible and will finalize this amount in future periods.

Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	Fair Value	Useful life (years)
	(In thousands, except for years)
FCI developed technology	$9,500	5
Customer relationships	8,500	7
Amnis tradename	2,800	10
Total	20,800

The customer relationships intangible asset represents the fair value of the underlying relationships with Luminex’s FCI customers. The tradename intangible asset represents the fair value of brand and name recognition associated with the marketing of Luminex’s FCI products. The FCI developed technology intangible asset represents the fair value of access to certain imaging and microcapillary technologies.

The fair value of the customer relationships intangible asset was determined based on the excess earnings method; the fair values of the tradename and FCI developed technology intangible assets were determined based on the relief-from-royalty method. The key assumptions used in estimating the fair values of intangible assets included forecasted financial information; customer retention rates;

royalty rate of 2.0% for the tradename intangible assets; royalty rate of 9.0% for the developed technology intangible assets; discount rate of 40.0% for all intangible assets; and certain other assumptions.

All acquired intangibles are being amortized over their estimated useful lives using the straight-line method of amortization.

The fair value assigned to the assets acquired are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.

The results of operations for the acquisition are included in the consolidated financial statements of the Company from the date of the acquisition. $3.4 million of the Company's revenue for the period from February 28, 2023 to March 31, 2023 were attributable to the acquired business unit. Following the closing of the acquisition, the Company began integrating operations of the FCI business unit. As a result, computing a separate measure of the stand-alone profitability of the FCI business unit for the period after the acquisition is impracticable.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the quarter ended March 31, 2023 and 2022 as if the acquisition had occurred as of January 1, 2022, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the acquired business unit and are not necessarily indicative of what the Company’s operating results would have been had the acquisition taken place on January 1, 2022:

	Three months ended March 31,
(in thousands)	2023	2022
Revenue	$41,665	$45,294
Loss before income taxes	(8,248)	(5,173)
Net loss	(6,212)	(3,582)

Pro forma financial information is presented as if the operations of the acquired business unit had been included in the consolidated results of the Company since January 1, 2022 and gives effect to transactions that are directly attributable to the acquisition. Adjustments include additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2022. Transaction costs incurred by the Company related to the acquisition totaled approximately $1.5 million for the quarter ended March 31, 2023, which were expensed and recorded as a component of general and administrative expenses in the consolidated statement of operations.

10.
Goodwill and intangible assets, net

The addition of goodwill for the three months ended March 31, 2023 is discussed in Note 9.

The following table shows the components of intangible assets, net (in thousands):

	March 31, 2023	December 31, 2022
Patents and trademarks	$538	$534
Tradename	3,500	700
FCI developed technology	9,500	-
IP license	476	476
Customer relationships	10,700	2,200
Reagent license	1,800	1,800
Total intangible assets	26,514	5,710
Less: accumulated amortization	(1,850)	(1,379)
Intangible assets, net	$24,664	$4,331

Total amortization expense for the three months ended March 31, 2023 and 2022 were approximately $471,000 and $453,000, respectively.

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

The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning the second quarter of 2022, the remaining contractual payments will be classified as operating expenses as they are considered to be represented of deferred litigation settlement. The Company recorded $- million, and $0.8 million product cost of sales related to royalty expense for the three months ended March 31, 2023 and 2022, respectively. The Company recorded $0.5 million and $0.5 million of interest expense for the three months ended March 31, 2023 and 2022, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $18.0 million and $17.8 million as of March 31, 2023 and December 31, 2022, respectively, and will record licensing expense in future periods.

The following table shows the components of the legal settlement liability (in thousands):

	March 31, 2023	December 31, 2022
Current:
Legal settlement liability	$1,906	$2,163
Noncurrent:
Legal settlement liability	16,045	15,596
Total legal settlement liability	$17,951	$17,759

12.
Debt

On November 7, 2022, Cytek (Wuxi) Biosciences Co., Ltd, the Company’s China subsidiary (“Cytek Wuxi”), entered a fixed asset loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit is in a separate account with Cytek Wuxi's name, but the use of such account is restricted. The Company considered the deposit as restricted cash and are presented on the unaudited interim consolidated balance sheets. The total loan amount is $2.9 million and the loan term is five years. The current portion of the loan, $582,000, is included in other current liabilities. The fixed interest rate on the loan was 4.5% as of March 31, 2023.

13.
Common stock

As of March 31, 2023, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

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

Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of March 31, 2023, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement.

14.
Stock-based compensation plan

Stock Plans

As of March 31, 2023, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2021 Equity Incentive Plan

In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of March 31, 2023, the total number of shares of common stock available for issuance under the 2021 Plan was 21,018,707 shares.

2021 Employee Stock Purchase Plan

In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the three months ended March 31, 2023, no shares were issued pursuant to purchases under the ESPP.

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

Stock Options

The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2022	7,578,635	$7.76	7.42	$37,200
Options granted	1,083,739	10.49
Options exercised	(202,217)	1.00
Options forfeited	(48,037)	11.85
Options expired	(11,665)	17.00
Balance as of March 31, 2023	8,400,455	$8.23	7.54	$30,887
Options exercisable as of March 31, 2023	4,397,107	$5.41	6.51	$25,270

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 were $6.92 and $9.04 per share, respectively.

There was $32.1 million of unrecognized stock-based compensation expense related to unvested stock options as of March 31, 2023. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.49 years as of March 31, 2023.

The Company currently uses authorized and unissued shares to satisfy option exercises.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of March 31, 2023.

RSU Awards

The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share
Unvested balance at December 31, 2022	1,169,508	$13.36
Granted	2,204,907	$10.29
Vested	(81,639)	$14.32
Forfeited	(64,060)	$11.34
Unvested balance at March 31, 2023	3,228,716	$11.28

There was $35.0 million of unrecognized stock-based compensation expense related to unvested RSU awards as of March 31, 2023. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.63 years as of March 31, 2023.

Stock-based compensation expense

The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended March 31,
	2023	2022
Cost of sales	$692	$707
Research and development	1,434	1,265
Sales and marketing	936	778
General and administrative	1,637	1,087
Total stock-based compensation	$4,699	$3,837

The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended March 31,
	2023	2022
Expected term (in years)	6.02	6.02
Expected volatility	71%	75%
Risk-free interest rate	4%	2%
Dividend yield	—	—

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	83%	75%
Risk-free interest rate	5%	1%
Dividend yield	—	—

15.
Employee benefit plan

401(k) retirement savings plan

The Company currently maintains a 401(k) retirement savings plan the covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $338,000, and $249,000 for the three months ended March 31, 2023 and 2022, respectively.

16.
Income taxes

The Company's effective income tax rate from continuing operations was 24.7% and 34.7% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective income tax rate for the three months ended March 31, 2023 is higher than the US federal statutory tax rate due to state income taxes, non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, stock compensation, and federal and state research credits. The effective income tax rate for the three months ended March 31, 2022 was higher than the US federal statutory tax rate primarily due to non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits.

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

17.
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

Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$898	$782
Short-term lease cost	24	13
Total lease cost	$922	$795

For the three months ended March 31, 2023 and 2022, sublease income were $66,000, respectively, recorded as other income.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$776	$348

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$14,564

Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Operating lease right-of-use assets	$13,187	$13,883
Included in other current liabilities:
Operating lease liabilities, current	$3,003	$2,931
Operating lease liabilities, noncurrent	11,541	12,312
Total operating lease liabilities	$14,544	$15,243

Weighted-average remaining lease term - operating leases:	5.2	5.47

Weighted-average discount rate - operating leases:	2.6%	2.6%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of March 31, 2023 is as follows (in thousands):

2023 (excluding the three months ended March 31)	$2,491
2024	3,098
2025	2,681
2026	2,579
2027	2,315
Thereafter	2,395
Total lease payments	$15,559
Less imputed interest	(1,015)
Total present value of lease liabilities	$14,544

18.
Commitments and contingencies

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

19.
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

In January 2023, the Company purchased an additional $235,000 of common stock of Cytek Japan. Cytek Japan became a wholly-owned subsidiary of the Company.

20.
Product warranty

The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Balance, beginning of the period	$2,126	$1,760
Accrual for current year warranties	1,189	2,841
Warranty cost incurred	(738)	(2,475)
Balance, end of period	$2,577	$2,126

21.
Net loss attributable to common stockholders per share

The following table sets forth the computation of the Company’s basic and diluted net loss attributable to common stockholders per share for the three months ended March 31, 2023 and 2022 (in thousands except share and per share data):

	Three months ended March 31,
	2023	2022
Numerator
Net loss	$(6,807)	$(2,158)
Less: net loss allocated to noncontrolling interests	-	137

Net loss attributable to common stockholders, basic and diluted	$(6,807)	$(2,021)

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	135,489,194	133,902,523
Effect of employee stock plans	-	-
Weighted-average common shares outstanding, attributable to common stockholders, diluted	135,489,194	133,902,523

Net loss attributable to common stockholders per share, basic and diluted	$(0.05)	$(0.02)

Share-based compensation awards of approximately 4.6 million and 3.2 million shares for the three months ended March 31, 2023 and 2022, respectively, were outstanding but were not included in the computation of diluted net loss per share attributable to common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

22.
Geographic areas

The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three months ended March 31,
	2023	2022
United States	$19,839	$20,325
EMEA	10,031	8,684
APAC	6,222	5,011
Other	996	1,044
Total revenue, net	$37,088	$35,064

EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.

For the three months ended March 31, 2023 and 2022, the Company had no major customers.

As of March 31, 2023 and December 31, 2022, the Company’s long-lived assets by geographic area were as follows (in thousands):

	March 31	December 31,
	2023	2022

United States	$8,144	$6,426
APAC	7,405	7,256
Total	$15,549	$13,682

As of March 31, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets were located in the United States and in Wuxi, China.

23. Related party transactions

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Cytek Biosciences, Inc.

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

Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed over 1,766 Cytek instruments—primarily comprised of our Aurora and Northern Lights systems—to customers around the world, including the largest pharmaceutical companies, over 200 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we began shipping the Aurora cell sorter (“Aurora CS”), which uses our FSP technology to further broaden our potential applications across cell analysis.

On February 28, 2023, we completed the acquisition of the flow cytometry and imaging (“FCI”) business unit of Luminex Corporation (“Luminex”), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis-, CellStream-, Guava- and Muse-branded instruments, and flow cytometry reagent products and services.

We manufacture our instruments in our facilities in Fremont, California, Seattle, Washington and in Wuxi, China. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.

Total revenue for the three months ended March 31, 2023 was $37.1 million, a 6% increase compared to the three months ended March 31, 2022. This included $3.4 million of revenue from the FCI business unit. Excluding revenue from the FCI business unit, organic revenue was $33.7 million, a 4% decline compared to the same period of the prior year. The decline in organic revenue was primarily related to weakness in sales to pharmaceutical and biotech customers in the United States, which was partially offset by stronger revenue growth across the EMEA and APAC regions.

To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and also sell our products through third-party distributors in certain countries in China, Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 69% and 88% of total revenue for the three months ended March 31, 2023 and 2022, respectively, and revenue from distributors represented 31% and 12% of total revenue for the three months ended March 31, 2023 and 2022. If our sales in region outside United States increase, we expect revenue from our distribution channel to increase.

We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $10.0 million and $8.0 million for the three months ended March 31, 2023 and 2022, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in sales of our Aurora, Northern Lights and Aurora CS systems, as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $11.1 million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively.

Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.

Our net loss was $6.8 million for the three months ended March 31, 2023, and net loss was $2.2 million for the three months ended March 31, 2022. The change for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 resulted primarily from expenses driven by an increase in headcount and salaries and efforts in research and development and marketing initiatives.

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

Global customer adoption

Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. As part of this effort, headcount in our direct sales organization and commercial support functions as of March 31, 2023 increased by approximately 92%, including additional personnel hired in connection with the acquisition of the FCI business unit, as compared to March 31, 2022. We intend to continue increasing our workforce in line with our growth.

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

The Northern Lights CLC system was certified under the European Union In Vitro Diagnostic Medical Devices Directive in September 2020 and is registered as an in vitro diagnostic medical device under Northern Lights Clinical Flow Cytometer. The certification enables the Northern Lights CLC system to be sold into in vitro diagnostic laboratories in the European Union and in other countries around the world that accept this specific certification. The Northern Lights CLC system is also certified for in vitro diagnostic use as a Class II device in China.

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

	Three months ended March 31,
	2023	2022	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$25,453	$30,919	$(5,466)
Distributor channel	11,635	4,145	7,490
Total revenue, net	$37,088	$35,064	$2,024
Customer mix
Academia and government	$15,197	$14,407	$790
Biotechnology, pharmaceutical, distributor and CRO	21,891	20,657	1,234
Total revenue, net	$37,088	$35,064	$2,024

Distributors typically sell to end customers identified in other customer categories.

Known Trends, Events and Uncertainties

The recent trends towards rising inflation may adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs may adversely affect our operating results. The general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 or future public health crises, the ongoing conflict between Russia and Ukraine, or liquidity concerns at, and failure of, banks and other financial institutions.

Many of our pharmaceutical and biotech customers based in the United States have been impacted by macro-economic uncertainties related to the weakening economy, liquidity concerns in the broader financial services industry, such as those caused by recent banking failures, disruptions to and volatility in the credit and equity markets, and rising interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months ended March 31, 2023, and may adversely affect our operating results in the future.

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

We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $37.1 million and $35.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

Other income (expense), net

Interest expense. Interest expense consists primarily of accretion of the present value of the litigation settlement liability. See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the settlement.

Interest income. Our interest income consists primarily of interest earned on our cash and cash equivalents which are invested in cash deposits and in money market funds.

Other income (expense), net. Our other income (expense), net consists primarily of foreign exchange gains and losses.

Income taxes

Our benefit from income taxes consists primarily of provision for federal taxes and local taxes in the United States as well as foreign taxes. As we plan to expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations and comprehensive income data for the periods presented:

	Three months ended March 31,
(In thousands)	2023	2022
Revenue, net:
Product	$31,172	$31,481
Service	5,916	3,583
Total revenue, net	37,088	35,064
Cost of sales:
Product	12,677	11,767
Service	3,373	3,120
Total cost of sales	16,050	14,887
Gross profit	21,038	20,177
Operating expenses:
Research and development	9,974	8,025
Sales and marketing	11,145	6,960
General and administrative	12,081	7,549
Total operating expenses	33,200	22,534
Loss from operations	(12,162)	(2,357)
Other income (expense):
Interest expense	(673)	(590)
Interest income	2,143	18
Other income (expense), net	1,652	(374)
Loss before income taxes	(9,040)	(3,303)
Benefit from income taxes	(2,233)	(1,145)
Net loss	$(6,807)	$(2,158)
Foreign currency translation adjustment, net of tax	(42)	14
Unrealized gain (loss) on marketable securities	152	-
Net comprehensive loss	$(6,697)	$(2,144)

Total revenue, net

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Revenue, net
Product	$31,172	$31,481	$(309)	-1%
Service	5,916	3,583	2,333	65%
Total revenue, net	$37,088	$35,064	$2,024	6%

Total revenue, net increased by $2.0 million, or 6%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in revenue was driven by revenue of $3.4 million from the FCI business unit acquired on February 28, 2023. During the three months ended March 31, 2023, service revenue increased by $2.3 million, or 65%, to $5.9 million, compared to the three months ended March 31, 2022 due to more instruments coming off warranty offset partially by a decrease in product revenue of $0.3 million or 1.0%, to $31.2 million, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease in product revenue was primarily driven by fewer than expected sales of the Cytek Aurora and Northern Lights cell analyzers and the Aurora CS cell sorter.

Total cost of sales, gross profit and gross margin

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Cost of sales:
Product	$12,677	$11,767	$910	8%
Service	3,373	3,120	253	8%
Total cost of sales	$16,050	$14,887	$1,163	8%
Gross profit	$21,038	$20,177	$861	4%
Gross margin	57%	58%

Total cost of sales increased by $1.2 million, or 8%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase in cost of sales was driven by increases in service revenue, primarily due to increased material costs for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Total gross profit margin was 57% and 58% as a percent of total revenue for the three months ended March 31, 2023 and 2022, respectively. Gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Product:
Revenue	$31,172	$31,481	$(309)	-1%
Cost of sales	12,677	11,767	910	8%
Product gross profit	$18,495	$19,714	$(1,219)	-6%
Gross margin	59%	63%

Service:
Revenue	$5,916	$3,583	$2,333	65%
Cost of sales	3,373	3,120	253	8%
Service gross profit	$2,543	$463	$2,080	449%
Gross margin	43%	13%

Product gross profit and product revenue for three months ended March 31, 2023 decreased 6% and 1%, respectively, as compared to the three months ended March 31, 2022. Product cost of sales for the three months ended March 31, 2023 increased by 8% as compared to the same period in 2022. The lower product gross margins in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were driven primarily by higher material costs and by less favorable instrument product mix.

Service gross profit and service revenue for the three months ended March 31, 2023 increased 449% and 65%, respectively, as compared to the three months ended March 31, 2022. Service cost of sales for the three months ended March 31, 2023 increased by 8% as compared to the same period in 2022. The higher service gross margins in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were mainly driven by continued growth in the instruments installed base with more instrument coming off warranty.

Operating expenses

Research and development

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Research and development	$9,974	$8,025	$1,949	24%

Research and development expenses were $10.0 million for the three months ended March 31, 2023 as compared to $8.0 million for the three months ended March 31, 2022. The increase of $1.9 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses of $2.1 million, including stock-based compensation of $0.2 million.

We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.

Sales and marketing

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Sales and marketing	$11,145	$6,960	$4,185	60%

Sales and marketing expenses were $11.1 million for the three months ended March 31, 2023 as compared to $7.0 million for the three months ended March 31, 2022. The increase of $4.2 million in sales and marketing expenses was primarily due to an increase in headcount and personnel-related expenses of $2.8 million, including stock-based compensation of $0.2 million.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.

General and administrative

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
General and administrative	$12,081	$7,549	$4,532	60%

General and administrative expenses were $12.1 million for the three months ended March 31, 2023 as compared to $7.5 million for the three months ended March 31, 2022. The increase of $4.5 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs of $2.1 million, including stock-based compensation of $0.6 million, and infrastructure services to support the growth of our overall operations.

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

Interest expense

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Interest expense	$(673)	$(590)	(83)	14%

Interest expense was $0.7 million for the three months ended March 31, 2023 as compared to $0.6 million for the three months ended March 31, 2022. The increase was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest income

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Interest income	$2,143	$18	2,125	11806%

Interest income was $2.1 million and $18,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in interest income was the result of higher interest earned on our cash and cash equivalents due to an increase in interest rates as compared to 2022.

Other income (expense), net

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Other income (expense), net	$1,652	$(374)	2,026	-542%

Other income, net was $1.7 million for the three months ended March 31, 2023 as compared to other expense, net of $0.4 million for the three months ended March 31, 2022, respectively. The income was primarily from the short term investment.

Income Taxes

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Benefit from income taxes	$(2,233)	$(1,145)	(1,088)	95%

Benefit from income tax was $2.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The net change of $1.1 million for the three months ended March 31, 2023 was primarily a result of a larger loss in the current year.

Non-GAAP Financial Measure

To supplement our unaudited interim consolidated financial statements presented in accordance with generally accepted accounting principles, we use constant currency revenue, which is a non-GAAP financial measure. We believe the presentation of revenue on a constant currency basis, in addition to results reported in accordance with U.S. GAAP, provides useful information about our operating performance because the constant currency presentation excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of revenue on a constant currency basis should be considered in addition to, but not as a substitute for, measures of financial performance reported in accordance with U.S. GAAP. Revenue on a constant currency basis, as we present it, may not be comparable to similarly titled measures used by other companies.

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

The following table presents a reconciliation of constant currency revenue to our reported net revenue for the periods indicated (in thousands, except percentages):

Revenue	Three months ended March 31, 2023	Three months ended March 31, 2022

As reported	37,088	35,064
Non-GAAP constant currency	38,073	35,496
FX Impact [$]	985	432
FX Impact [%]	2.7%	1.2%

Liquidity and capital resources

Overview

To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of March 31, 2023 and December 31, 2022, we had approximately $129.5 million and $296.6 million, respectively, in cash and cash equivalents, which were primarily held in U.S. short-term bank deposit accounts and money market funds.

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

In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $15.6 million as of March 31, 2023.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$2,858	$(1,480)
Investing activities	(168,874)	(780)
Financing activities	—	364
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,090)	(216)
Net decrease in cash, cash equivalents and restricted cash	$(167,106)	$(2,112)

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $2.9 million including net loss of $6.8 million. We also incurred non-cash provision for excess and obsolete inventory, stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $0.5 million, $4.7 million, $1.0 million, $0.8 million, and $0.5 million, respectively. Usage of cash included an increase of inventories of $3.2 million, an decrease in lease liability of $0.7 million and a decrease in the legal settlement liability of $0.4 million. This was partially offset by a decrease of trade accounts receivable of $6.1 million due to seasonality with our first quarter typically being lower than our fourth quarter due to marketing campaign closing activity, a decrease in prepaid expenses and other assets of $0.1 million, an increase in accrued expenses and other liabilities of $1.8 million, and an increase of trade accounts payables of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $1.5 million. We incurred non-cash stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $3.8 million, $0.8 million, $0.7 million, and $0.5 million, respectively. Usage of cash included an increase of inventories of $5.9 million, an increase of trade accounts receivable of $1.0 million due to an increase in sales, and an increase in prepaid expenses and other assets of $4.2 million. This was partially offset by an increase of trade accounts payables of $2.8 million, an increase in deferred revenue of $2.6 million, an increase in the legal settlement liability of $0.5 million, and an increase in accrued expenses and other liabilities of $0.6 million..

Investing activities

Net cash used in investing activities during the three months ended March 31, 2023 was $168.9 million driven by purchases of marketable securities of $123.2 million, purchases of business of $44.9 million, purchases of property and equipment of $0.5 million, and payment of additional investments in Cytek Japan of $0.2 million.

Net cash used in investing activities during the three months ended March 31, 2022 was $0.8 million driven by purchases of property and equipment of $0.8 million.

Financing activities

Financing activities during the three months ended March 31, 2023 contains issuance of our common stock under our equity incentive plans, offset by repayment of loan.

Net cash provided by financing activities during the three months ended March 31, 2022 was $0.4 million driven by the issuance of common stock upon option exercises.

Contractual Obligations and Commitments

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our 10-K and filed with the SEC on March 1, 2023.

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

Critical accounting policies, significant judgments and use of estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023. There were no material changes to our critical accounting policies during the three months ended March 31, 2023.

Recently adopted accounting pronouncements

Information with respect to this item may be found in Note 2, Basis of presentation and summary of significant accounting policies, in our notes to unaudited interim consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest rate risk

The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2023, we had cash and cash equivalents of $129.5 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of March 31, 2023.

Material Weaknesses

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

Remediation Plan and Status

We are committed to remediating the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. Management has implemented, and continues to implement, measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. During 2022 and the three months ended March 31, 2023, we executed and will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

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
•
Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of March 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 39.6% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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

We have sourced and will continue to source certain components of the Aurora, Northern Lights and Aurora CS systems from a limited number of suppliers and, in some cases, sole source suppliers. Key components in our products that are supplied by sole or single source suppliers include certain lasers, semiconductors and mechanical components that are used in our optical, electrical and fluidic subassemblies. On August 25, 2021, we and the Subsidiary entered into the Coherent Agreement with Coherent. Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us and the Subsidiary, on a non-exclusive basis, laser products manufactured by Coherent. We and the Subsidiary provide Coherent with rolling forecasts of our and the Subsidiary’s anticipated orders, which are non-binding. Purchase orders submitted by us and the Subsidiary pursuant to the terms of the Coherent Agreement will be deemed accepted upon written acknowledgement of acceptance by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components. Additionally, we believe we are not a major customer to most of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or single source suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new supplier, particularly from any of our single source suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our products, resulting in increased costs and negative customer perception.

Although we believe that we have stable relationships with our existing suppliers, we cannot assure you that we will be able to secure a stable supply of components materials going forward. In the event that any adverse developments occur with our suppliers, in particular for those products that are sole-sourced, or if any of our suppliers modifies any of the components they supply to us, our ability to supply our products may be temporarily or permanently interrupted. Obtaining substitute components could be difficult, time and resource-consuming and costly. Also, there can be no assurance that we will be able to secure a supply of alternative components at reasonable prices without experiencing interruptions in our business operations. In addition, quarantines, shelter-in-place and similar government orders related to infectious disease outbreaks, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact the suppliers upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our products.

In addition, we cannot assure you that our suppliers have obtained and will be able to obtain or maintain all licenses, permits and approvals necessary for their operations or comply with all applicable laws and regulations, and failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of components supplied to us.

Supply interruptions have in the past arisen and could arise in the future from effects of infectious disease outbreaks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, adjustments to our inventory levels or other factors within and beyond our control, and such supply interruption risk is increased by the limited number of suppliers for certain of the components we use in our products. Our failure to maintain a continued supply of components that meets our quality control requirements for any reason, including changes to or termination of our agreements with key suppliers, or to enter into new agreements with other suppliers, particularly in the case of single or sole source suppliers, could result in the loss of access to important components and materials used in our products and impact our ability to manufacture and sell our products. Any delay or interruption in the supply of our materials could delay or suspend sales of our products and increase the costs of manufacturing our products, which could have an adverse effect on our business, financial condition and results of operations.

Our results of operations will be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.

To ensure adequate supply of our instruments and other products, we must forecast the inventory needs of our current and prospective customers, and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products could be negatively affected by many factors, many of which are beyond our control, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast market acceptance of new products, changes in general market conditions, including as a result of infectious disease outbreaks, seasonal demands, regulatory matters, inflation or weakening of general economic conditions.

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

We have limited experience manufacturing our products. We currently manufacture our instruments and reagents at our manufacturing facilities in Fremont, California, Seattle, Washington and Wuxi, China, and reagents at our facility in San Diego, California. To manufacture our products in the quantities that we believe will be required to meet the currently anticipated market demand beyond the next several years, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional quality controls and regulatory approvals. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

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

Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 41% and 40% of our revenue came from sales to academic and government-owned institutions and 59% and 60% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended March 31, 2023 and 2022, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

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

Approximately 41% and 40% of our revenue came from sales to academic and government-owned institutions in the three months ended March 31, 2023 and 2022, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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

We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of March 31, 2023, we had accrued approximately $2.6 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

Even after any underlying concerns or problems are resolved, any lingering concerns in our target markets regarding our technology or any manufacturing defects or performance errors in our products or services could continue to result in lost revenue, delayed market acceptance, damage to our reputation and claims against us.

We may acquire other businesses or form other joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense

From time to time, we may pursue acquisitions of businesses and assets. For example, in February 2023, we entered into an asset purchase agreement with Luminex Corporation (“Luminex”) and acquired certain assets related to the flow cytometry and imaging (“FCI”) business unit of Luminex (the “FCI Acquisition”). We may choose to further expand our business by acquiring additional businesses or assets in the future. We also may pursue strategic alliances and additional joint ventures that leverage products and industry experience to expand our offerings or distribution. We have limited experience with acquiring other companies and forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. We may not be able to integrate acquisitions, including the recent FCI Acquisition, successfully into our existing business, and in certain cases we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have an adverse effect on our financial condition, results of operations and cash flows. In addition, any pursuit of an acquisition and any potential integration of an acquired company also may disrupt ongoing operations and divert management attention and resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

Shipping is a critical part of our business and any changes in our shipping arrangements or damages or losses sustained during shipping could adversely affect our business, financial condition, results of operations and prospects.

We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont and San Diego, California, Seattle, Washington, and Wuxi, China require global shipping services which are subject to certain factors outside of our control, such as increased costs due to fuel surcharges or otherwise, delays passing through customs and disruptions to global shipping routes. We experienced shipping delays and difficulties due to the COVID-19 pandemic and may again experience such delays or difficulties due to future pandemics, other infectious disease outbreaks or natural disasters. Moreover, there is no guarantee that our systems will not become damaged or lost in transit, and we have experienced, and expect to continue to experience, delivery difficulties. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in customer dissatisfaction and a substantial financial loss for us. If our products are not delivered in a timely fashion or are lost during the delivery process, our customers could also become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects. Additionally, delays in shipping could have an adverse impact on our ability to recognize revenue in a timely manner, which could have an adverse impact on our quarterly results of operations.

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

We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of March 31, 2023, there have been more than 1,150 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

As of March 31, 2023, we had 682 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In connection with our financial statement close process for the year ended December 31, 2022, we identified deficiencies in the control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework that constitute material weaknesses, either individually or in the aggregate. Deficiencies in the control environment related to (i) the lack of a sufficient number of qualified resources within our accounting and IT functions with the appropriate level of technical accounting or other requisite knowledge to (a) timely identify and assess accounting implications of transactions; and (b) perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting. Deficiencies related to control activities related to (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action and relate to substantially all financial statement accounts and disclosures Please see the section entitled “Item 4. Controls and Procedures" for additional information.

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

We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. We currently do not have an internal audit group, and we will need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge to remediate the control deficiencies. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, geopolitical tensions, such as the ongoing war in Ukraine, inflation, rising interest rates and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.

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
•
general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting the industry in which we do business, including those related to the COVID-19 pandemic or other widespread health crises;
•
future global financial crises and economic downturns, including those caused by widespread public health crises;
•
economic factors, including changes in inflation, interest rates, foreign currency rates, liquidity concerns at, and failures of, banks and other financial institutions and the potential effect of such factors on revenues and expenses; and
•
general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

If our information technology systems or data, or those of third parties on which we rely, are compromised now, or in the future, we could experience adverse consequences resulting from such a compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, collect, use, store, safeguard, disclose, share, transfer, secure and otherwise process (collectively, “Process” or “Processing”) proprietary, confidential and sensitive data, including personal information (such as key-coded data, health information and other special categories of personal information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves, our customers and other parties (collectively “Sensitive Information”). We rely upon third parties (such as service providers) for our data processing–related activities and share or receive Sensitive Information with or from third parties.

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

Our operations (including our manufacturing operations) and the operations of our distribution partners could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain components for our products could be disrupted if the operations of our suppliers were affected by a man-made or natural disaster or other business interruption, including interruptions related to the COVID-19 pandemic. In addition, our corporate headquarters is located in Fremont, California and one of our reagents manufacturing facilities is located in San Diego, California, near major earthquake faults and fire zones, and the ultimate impact on us for being located near earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

We manufacture our products at our manufacturing facilities located in Fremont and San Diego, California, Seattle, Washington, and Wuxi, China, and we rely on various suppliers in the United States, China and other countries. Should our manufacturing facilities or the facilities of our suppliers be damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing and the operations of our suppliers would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval. Because of the time required to authorize manufacturing in a new facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose our manufacturing capacity. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, or the inability of our suppliers to continue their operations, may cause us to be unable to meet customer demand or harm our reputation, and we may be unable to reestablish relationships with such customers in the future. Consequently, a catastrophic event or business interruption at our manufacturing facilities or at our suppliers’ facilities could harm our business, financial condition and results of operations.

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

A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the United States in the future. As we have experienced in the three months ended March 31, 2023, where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy and security laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, the California Privacy Protection Agency, to implement and enforce the law, which could increase the risk of an enforcement action. Other states, such as Virginia, Colorado, Utah, and Connecticut, have enacted data privacy and security laws. Similar laws are being considered in several other states, as well as at the federal and local levels. If we become subject to new data privacy and security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors), increasing legal risk and compliances costs for us and the third parties upon whom we rely.

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

In addition to data privacy and security laws, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain data privacy and security laws, such as the EU/UK GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. We also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

As of March 31, 2023, we own 12 issued U.S. utility patents, two issued Japan utility patents, one issued European utility patent and one issued China utility patent. We have 43 pending utility patent applications, including 25 utility patent applications in the United States, five utility patent applications in the European Union, five utility patent applications in China and four utility patent applications in Japan. In connection with the acquisition of the FCI business unit, we acquired rights to 22 issued U.S. utility patents, 29 foreign utility patents and 2 pending utility patent applications, including one U.S. utility patent application and one European Union utility patent application. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2023 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of March 31, 2023, our Shanghai subsidiary owns 15 issued utility patents and one issued invention patent and has ten pending invention patent applications and one pending utility patent application, and our Wuxi subsidiary owns 36 issued patents and has ten pending patent applications, including two pending utility model patent applications and eight pending invention patent applications.

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

Based on the number of shares of common stock outstanding as of March 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 39.6% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Under the 2017 Tax Cuts and Jobs Act (the “Tax Act"), as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income in such years. There is variation in how states have responded and may continue to respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOLs is suspended or otherwise limited.

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

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.
OTHER INFORMATION.

None.

ITEM 6.	Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
10.1	Offer letter, by and between Cytek Biosciences, Inc. and Valerie Barnett, dated January 12, 2021					X
10.2+	Asset Purchase Agreement, dated February 13, 2023, by and between Cytek Biosciences, Inc. and Luminex Corporation.	10-K	001-40632	10.16	03/01/2023
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

______________________________________

+ Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the Registrant has determined that the omitted information is both not material and is the type that the Registrant treats as private and confidential.

* As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Cytek Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cytek Biosciences, Inc.

Date: May 9, 2023	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Patrik Jeanmonod
Patrik Jeanmonod
Chief Financial Officer (Principal Financial and Accounting Officer)