Form 10-Q
period 2023-06-30
Cytek Biosciences, Inc.
filed 2023-08-08
CIK 1831915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2023 was 136,360,208.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

Cytek Biosciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$131,544	$296,601
Restricted cash	-	2,899
Marketable securities	167,294	44,548
Trade accounts receivable, net	49,624	48,864
Inventories	65,731	48,154
Prepaid expenses and other current assets	10,628	12,954
Total current assets	424,821	454,020
Deferred income tax assets, noncurrent	26,387	20,459
Property and equipment, net	15,588	13,682
Operating lease right-of-use assets	12,423	13,883
Goodwill	19,143	10,144
Intangible assets, net	23,683	4,331
Other noncurrent assets	3,009	2,957
Total assets	$525,054	$519,476
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,082	$4,805
Legal settlement liability, current	1,918	2,163
Accrued expenses	19,591	21,126
Other current liabilities	8,388	7,960
Deferred revenue, current	20,612	12,986
Total current liabilities	53,591	49,040
Legal settlement liability, noncurrent	16,462	15,596
Deferred revenue, noncurrent	16,054	13,124
Operating lease liability, noncurrent	10,833	12,312
Long term debt	1,882	2,271
Other noncurrent liabilities	2,053	1,587
Total liabilities	$100,875	$93,930
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of June 30, 2023 and December 31, 2022, respectively; 136,344,908 and 135,365,381 issued and outstanding shares as of June 30, 2023 and December 31, 2022, respectively.	136	135
Additional paid-in capital	454,027	442,887
Accumulated deficit	(28,225)	(17,030)
Accumulated other comprehensive loss	(1,759)	(697)
Noncontrolling interest in consolidated subsidiary	-	251
Total stockholders’ equity	$424,179	$425,546
Total liabilities and stockholders’ equity	$525,054	$519,476

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue, net:
Product	$40,452	$37,093	$71,624	$68,574
Service	9,241	3,066	15,157	6,649
Total revenue, net	49,693	40,159	86,781	75,223
Cost of sales:
Product	16,675	11,780	29,352	23,547
Service	4,856	3,818	8,229	6,938
Total cost of sales	21,531	15,598	37,581	30,485
Gross profit	28,162	24,561	49,200	44,738
Operating expenses:
Research and development	12,136	8,436	22,110	16,461
Sales and marketing	14,367	8,431	25,512	15,391
General and administrative	10,786	8,585	22,867	16,134
Total operating expenses	37,289	25,452	70,489	47,986
Loss from operations	(9,127)	(891)	(21,289)	(3,248)
Other income (expense):
Interest expense	(409)	(647)	(1,082)	(1,237)
Interest income	1,201	391	3,344	409
Other income (expense), net	1,740	(254)	3,392	(628)
Total other income (expense), net	2,532	(510)	5,654	(1,456)
Loss before income taxes	(6,595)	(1,401)	(15,635)	(4,704)
Benefit from income taxes	(2,207)	(699)	(4,440)	(1,844)
Net loss	$(4,388)	$(702)	$(11,195)	$(2,860)
Less: net loss allocated to noncontrolling interests	-	104	-	241
Net loss attributable to common stockholders, basic and diluted	$(4,388)	$(598)	$(11,195)	$(2,619)
Net loss attributable to common stockholders per share, basic and diluted	$(0.03)	$(0.00)	$(0.08)	$(0.02)
Weighted-average shares used in calculating net loss per share, basic and diluted	135,918,707	134,403,059	135,705,139	134,154,171
Comprehensive loss:
Net loss	$(4,388)	$(702)	$(11,195)	$(2,860)
Foreign currency translation adjustment, net of tax	(980)	(683)	(1,022)	(669)
Unrealized loss on marketable securities	(192)	-	(40)	-
Net comprehensive loss	$(5,560)	$(1,385)	$(12,257)	$(3,529)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Stockholders’ Equity

(unaudited)

			Additional		Accumulated other	Noncontrolling	Total
	Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	capital	deficit	income (loss)	subsidiary	equity
Balances at December 31, 2022	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546
Shares issued in connection with employee stock plans	283,856	1	203	-	-	-	204
Shares of Common Stock withheld related to net share settlement	(5,182)	-	(57)	-	-	-	(57)
Stock-based compensation	-	-	4,699	-	-	-	4,699
Unrealized gain on marketable securities	-	-	-	-	152	-	152
Foreign currency translation adjustment, net of tax	-	-	-	-	(42)	-	(42)
Net loss	-	-	-	(6,807)	-	-	(6,807)
Noncontrolling interest	-	-	16	-	-	(251)	(235)
Balances at March 31, 2023	135,644,055	$136	$447,748	$(23,837)	$(587)	$-	$423,460
Shares issued in connection with employee stock plans	697,670	-	483	-	-	-	483
Proceeds from Employee Stock Purchase Plan	145,569	-	966	-	-	-	966
Shares of Common Stock withheld related to net share settlement	(16,604)	-	(111)	-	-	-	(111)
Repurchase of shares	(125,782)	-	(981)	-	-	-	(981)
Stock-based compensation	-	-	5,922	-	-	-	5,922
Unrealized loss on marketable securities	-	-	-	-	(192)	-	(192)
Foreign currency translation adjustment, net of tax	-	-	-	-	(980)	-	(980)
Net loss	-	-	-	(4,388)	-	-	(4,388)
Balances at June 30, 2023	136,344,908	$136	$454,027	$(28,225)	$(1,759)	$-	$424,179

			Additional		Accumulated other	Noncontrolling	Total
	Common stock		paid-in	Accumulated	comprehensive	interest in consolidated	stockholders’
(In thousands, except share data)	Shares	Amount	capital	deficit	income (loss)	subsidiary	equity
Balances at December 31, 2021	133,749,663	$126	$423,625	$(19,606)	$897	$343	$405,385
Exercise of stock options	493,267	8	356	-	-	-	364
Stock-based compensation	-	-	3,837	-	-	-	3,837
Foreign currency translation adjustment, net of tax	-	-	-	-	14	-	14
Net loss	-	-	-	(2,021)	-	-	(2,021)
Noncontrolling interest	-	-	-	-	-	(137)	(137)
Balances at March 31, 2022	134,242,930	$134	$427,818	$(21,627)	$911	$206	$407,442
Shares issued in connection with employee stock plans	365,649	1	1,204	-	-	-	1,205
Shares of Common Stock withheld related to net share settlement	(6,908)	-	(67)	-	-	-	(67)
Stock-based compensation	-	-	3,934	-	-	-	3,934
Foreign currency translation adjustment, net of tax	-	-	-	-	(683)	-	(683)
Net loss	-	-	-	(598)	-	-	(598)
Noncontrolling interest	-	-	-	-	-	(104)	(104)
Balances at June 30, 2022	134,601,671	$135	$432,889	$(22,225)	$228	$102	$411,129

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(11,195)	$(2,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,650	1,659
Amortization of operating lease-right-of use assets	1,596	1,365
Stock-based compensation	10,621	7,771
Increase in accounts receivable allowance for credit losses	14	—
Provision for excess and obsolete inventory	596	287
Gain on investments, accretion, and amortization, net	(3,704)	—
Interest expenses for accretion of the legal settlement liabilities	831	1,047
Change in operating assets and liabilities:
Trade accounts receivable	(745)	(7,964)
Inventories	(159)	(14,355)
Prepaid expenses and other assets	(3,169)	(8,664)
Trade accounts payable	(1,699)	3,677
Accrued expenses and other liabilities	275	2,784
Legal settlement liabilities	(210)	533
Deferred revenue	5,721	4,598
Lease liabilities	(1,415)	(798)
Net cash provided by (used in) operating activities	8	(10,920)
Cash flows from investing activities:
Purchases of marketable securities	(129,081)	—
Proceeds from maturities of marketable securities	10,000	—
Purchase of property and equipment	(1,818)	(2,108)
Acquisition of business	(44,895)	—
Purchase of intangible assets (patents)	(55)	—
Payment of investment	—	(1,587)
Payment for additional investment in Cytek Japan	(235)	—
Net cash used in investing activities	(166,084)	(3,695)
Cash flows from financing activities:
Repayment of loan	(287)	—
Proceeds from Employee Stock Purchase Plan	966	765
Payments for taxes related to net share settlement of equity awards	(168)	(67)
Proceeds from issuance of common stock under employee stock plans	686	810
Payments for repurchase of shares	(981)	—
Net cash provided by financing activities	216	1,508
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,096)	(1,617)
Cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(167,956)	(14,724)
Cash, cash equivalents and restricted cash at beginning of period	299,500	364,618
Cash, cash equivalents and restricted cash at end of period	$131,544	$349,894
Supplemental disclosure of cash flow information:
Cash paid for taxes	$683	$7,657
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$30	$251
Intangible asset in accrued expenses at period end	$8	$40

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

Principles of consolidation

The unaudited interim consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Limited (HK), Cytek Biosciences B.V. (Europe), Cytek (Shanghai) Biosciences Co., Ltd., Cytek Biosciences (Wuxi) Co., Ltd., Cytoville Biosciences Shanghai Co., Ltd., Cytek (Shanghai) Software Development Technology Co., Ltd., Cytek Japan Kabushiki Kaisha (“Cytek Japan”), Cytek Biosciences Ltd (UK), and Cytek Biosciences GmbH (Germany). All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s cash and cash equivalents consist of money held in demand depositary accounts and money market funds. The carrying amount of cash and cash equivalents was $131.5 million and $296.6 million as of June 30, 2023 and December 31, 2022, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of June 30, 2023.

The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based upon the term of the remaining restrictions.

The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Cash	$69,751	$123,371
U.S. Treasury	—	29,930
Federal agency securities	—	19,908
Commercial paper	—	5,955
Money market funds	61,793	117,437
Restricted cash	—	2,899
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$131,544	$299,500

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

Equity Investment. The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended June 30, 2023.

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

The changes in the allowance for uncollectible receivables for the six months ended June 30, 2023 were as follows (in thousands):

Allowance for doubtful accounts
Balance at December 31, 2022	$102
Utilization of allowance for doubtful accounts	—
Provision for credit losses	14
Balance at June 30, 2023	$116

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

As of June 30, 2023, $1.2 million was included in revenue for products that had not shipped. As of June 30, 2022, the Company had $1.0 million of revenue included under bill-and-hold arrangements.

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

Advertising costs

The cost of advertising, marketing and media is expensed as incurred. For the three and six months ended June 30, 2023, advertising, marketing and media expenses were $1.3 million and $2.1 million, respectively. For the three and six months ended June 30, 2022, advertising, marketing and media expenses were $0.8 million and $1.1 million, respectively.

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

Recently adopted accounting pronouncements

There are no relevant recently issued accounting pronouncements that would materially impact the Company’s consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the six months ended June 30, 2023 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
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

4.
Revenue from contracts with customers

Disaggregation of revenue

The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales channel mix
Direct sales channel	$37,854	$33,602	$63,307	$64,521
Distributor channel	11,839	6,557	23,474	10,702
Total revenue, net	$49,693	$40,159	$86,781	$75,223

Customer mix
Academia and government	$20,405	$15,406	$35,602	$29,813
Biotechnology, pharmaceutical, distributor and contract research organizations	29,288	24,753	51,179	45,410
Total revenue, net	$49,693	$40,159	$86,781	$75,223

Revenue by geographical markets is presented in Note 22, Geographic areas.

Remaining performance obligations

The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2023 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$956	$-	$956
Service revenue	19,656	16,054	35,710
Total revenue	$20,612	$16,054	$36,666

Contract balances

The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivable	$49,624	$48,864
Contract liabilities:
Deferred revenue	$36,666	$26,110
Customer deposits, which are included in 'Other current liabilities'	1,538	1,555
Total contract liabilities	$38,204	$27,665

The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2021	$17,889
Revenue recognized	(24,686)
Revenue deferred	34,462
Balance at December 31, 2022	$27,665
Revenue recognized	(19,097)
Revenue deferred	29,636
Balance at June 30, 2023	$38,204

5.
Balance sheet details

Inventories

The following table shows the components of inventory (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$39,816	$26,925
Work in progress	5,609	4,897
Finished goods	20,306	16,332
Total inventories	$65,731	$48,154

Prepaid expenses and other current assets

The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses:
Prepaid inventory	$501	$621
Prepaid rent	422	293
Prepaid insurance	98	1,466
Prepaid income tax	2,080	2,080
Prepaid VAT tax	381	-
Prepaid tradeshow	125	-
Other	2,439	2,687
Other current assets:
Tax refund receivable	2,475	2,011
Other	2,107	3,796
Total prepaid expenses and other current assets	$10,628	$12,954

Accrued expenses

The following table shows the components of accrued expenses (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses:
Accrued compensation and related benefits	$12,231	$13,911
Professional service fees	1,323	1,276
Purchases	1,243	2,457
Product warranty	2,773	2,126
Other	2,021	1,356
Total accrued expenses	$19,591	$21,126

For the product warranty analysis refer to Note 20.

Other current liabilities

The following table shows the components of other current liabilities (in thousands):

	June 30, 2023	December 31, 2022
Other current liabilities:
Customer deposits	$1,538	$1,555
Income tax payable	246	246
Sales and use tax payable	1,920	1,421
Operating lease liability, current	2,941	2,931
Current portion of loan	551	580
Other	1,192	1,227
Total other current liabilities	$8,388	$7,960

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

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	June 30,	assets	inputs	inputs
Description:	2023	(level 1)	(level 2)	(level 3)
Cash equivalents:
Money market funds	$61,793	$61,793	$-	$-
Short-term investments:
U.S. Treasury	37,625	37,625	-	-
Federal agency securities	58,648	-	58,648	-
Commercial paper	71,021	-	71,021	-
Total	$229,087	$99,418	$129,669	$—

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	December 31,	assets	inputs	inputs
Description:	2022	(level 1)	(level 2)	(level 3)
Cash equivalents:
U.S. Treasury	$29,930	$29,930	$-	$-
Federal agency securities	19,908	-	19,908	-
Commercial paper	5,955	-	5,955	-
Money market funds	117,437	117,437	-	-
Short-term investments:
U.S. Treasury	9,786	9,786	-	-
Federal agency securities	11,626	-	11,626	-
Commercial paper	23,136	-	23,136	-
Total	$217,778	$157,153	$60,625	$—

The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of June 30, 2023.

7.
Investments

The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of June 30, 2023 (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$37,633	$-	$(8)	$37,625
Federal agency securities	58,664	24	(40)	58,648
Commercial paper	71,021	-	-	71,021
Total available-for-sale investments	$167,318	$24	$(48)	$167,294

The following table summarizes the contractual maturities of the Company's available-for-sale securities at June 30, 2023 (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Mature in less than one year	$167,318	$167,294
Total	$167,318	$167,294

8.
Property and equipment, net

The following table shows the components of property and equipment, net (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$7,511	$4,777
Leasehold improvements	3,558	3,481
Building and land	5,435	5,553
Construction in progress	308	178
Office and computer equipment	1,018	890
Furniture and fixtures	1,975	1,962
Total property and equipment	19,805	16,841
Less: accumulated depreciation	(4,217)	(3,159)
Property and equipment, net	$15,588	$13,682

Total depreciation expense for the three and six months ended June 30, 2023 was $0.6 million and $1.1 million, respectively. Total depreciation expense for three and six months ended June 30, 2022 was $0.4 million and $0.7 million, respectively.

9.
Acquisition

On February 28, 2023, the Company completed the acquisition of Luminex FCI business unit, including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis-, CellStream-, Guava- and Muse-branded instruments, and flow cytometry reagent products and services, for an aggregate cash consideration of $44.9 million.

The acquisition was accounted for as a business combination in accordance with ASC 805. The tangible and intangible assets acquired were recorded at estimated fair value on the acquisition date. The purchase price allocation is based upon preliminary valuations and estimates and assumptions which are subject to change within the purchase price allocation period, generally one year from the acquisition date. The Company identified the following areas as subject to change within the purchase price allocation period: intangible asset fair values recognized and measured in accordance with ASC 820, Fair Value Measurement, deferred income tax assets acquired and liabilities assumed are recognized and measured in accordance with ASC 740, Income Taxes and certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases. The following table represents the preliminary allocation of the purchase price to the assets acquired by the Company as part of the acquisition included in the Company’s consolidated balance sheets and is reconciled to the purchase price.

(in thousands)
Fair value of assets acquired and liabilities assumed:
Inventories	$18,687
Property and equipment	1,608
Prepaid expenses	70
Intangible assets
FCI Developed Technology	9,500
Customer relationships	8,500
Amnis tradename	2,800
Goodwill	8,999
Deferred revenue, current	(4,130)
Other current liabilities	(316)
Deferred revenue, noncurrent	(822)
Fair value of net assets acquired	$44,896

The $8.9 million of goodwill arising from the acquisition is primarily attributed to significant time-to-market advantages, as the Company gained immediate access to Luminex’s FCI products, existing relationships and business infrastructure and Luminex’s knowledgeable and experienced FCI workforce. The goodwill is expected to be deductible for tax purposes. The Company is currently evaluating the amount of goodwill which is expected to be deductible and will finalize this amount in future periods.

Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	Fair Value	Useful life (years)
	(In thousands, except for years)
FCI developed technology	$9,500	5
Customer relationships	8,500	7
Amnis tradename	2,800	10
Total	$20,800

The customer relationships intangible asset represents the fair value of the underlying relationships with Luminex’s FCI customers. The tradename intangible asset represents the fair value of brand and name recognition associated with the marketing of the acquired Luminex FCI product lines. The FCI developed technology intangible asset represents the fair value of access to certain imaging and microcapillary technologies.

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

The results of operations for the acquisition are included in the consolidated financial statements of the Company from the date of the acquisition. For the three and six months ended June 30, 2023 $8.2 million and $11.7 million of the Company's revenue were attributable to the acquired business unit.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2023 and 2022 as if the acquisition had occurred as of January 1, 2022, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the acquired business unit and are not necessarily indicative of what the Company’s operating results would have been had the acquisition taken place on January 1, 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$49,693	$50,489	$91,358	$95,783
Loss before income taxes	(6,686)	(2,270)	(14,934)	(7,443)
Net loss	$(4,456)	$(1,364)	$(10,668)	$(4,946)

Pro forma financial information is presented as if the operations of the acquired business unit had been included in the consolidated results of the Company since January 1, 2022 and gives effect to transactions that are directly attributable to the acquisition. Adjustments include additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2022. Transaction costs incurred by the Company related to the acquisition totaled approximately $0.0 million and $1.5 million for the three and six months ended June 30, 2023, respectively, which were expensed and recorded as a component of general and administrative expenses in the consolidated statement of operations.

10.
Goodwill and intangible assets, net

The addition of goodwill for the six months ended June 30, 2023 is discussed in Note 9.

The following table shows the components of intangible assets, net (in thousands):

	June 30, 2023	December 31, 2022
Patents and trademarks	$594	$534
Tradename	3,500	700
FCI developed technology	9,500	-
IP license	476	476
Customer relationships	10,700	2,200
Reagent license	1,800	1,800
Total intangible assets	26,570	5,710
Less: accumulated amortization	(2,887)	(1,379)
Intangible assets, net	$23,683	$4,331

Total amortization expense for the three and six months ended June 30, 2023 was approximately $1.0 million and $1.5 million, respectively. Total amortization expense for the three and six months ended June 30, 2022 was approximately $0.5 million and $0.9 million, respectively.

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

The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning the second quarter of 2022, the remaining contractual payments will be classified as operating expenses as they are considered to be represented of deferred litigation settlement. The Company did not record any product cost of sales related to the royalty expense for the three and six months ended June 30, 2023, and recorded $0.0 million and $0.8 million of product cost of sales related to royalty expense for the three and six months ended June 30, 2022, respectively. The Company recorded $0.5 million and $0.8 million of interest expense for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.0 million of interest expense for the three and six months ended June 30, 2022, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $18.4 million and $17.8 million as of June 30, 2023 and December 31, 2022, respectively, and will record licensing expense in future periods.

The following table shows the components of the legal settlement liability (in thousands):

	June 30, 2023	December 31, 2022
Current:
Legal settlement liability	$1,918	$2,163
Noncurrent:
Legal settlement liability	16,462	15,596
Total legal settlement liability	$18,380	$17,759

12.
Debt

On November 7, 2022, Cytek (Wuxi) Biosciences Co., Ltd, the Company’s China subsidiary (“Cytek Wuxi”), entered a fixed asset loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi's name, but the use of such account is restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022 and unaudited interim consolidated balance sheets as of March 31, 2023. In April 2023, the restricted cash account was released. The total loan amount is $2.9 million and the loan term is five years. The current portion of the loan of $551,000 is included in other current liabilities. The fixed interest rate on the loan was 4.5% as of June 30, 2023.

13.
Common stock

As of June 30, 2023, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

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

Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of June 30, 2023, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement.

On May 17, 2023, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended June 30, 2023, the Company repurchased 125,782 shares of its outstanding common stock for a total cost of approximately $1.0 million at an average price per share of $7.78. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares of common stock were retired.

14.
Stock-based compensation plan

Stock Plans

As of June 30, 2023, the Company had three stock-based compensation plans (the “Plans”) which are described below.

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

2021 Equity Incentive Plan

In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of June 30, 2023, the total number of shares of common stock available for issuance under the 2021 Plan was 20,952,155 shares.

2021 Employee Stock Purchase Plan

In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the six months ended June 30, 2023, 145,569 shares were issued pursuant to purchases under the ESPP. As of June 30, 2023, the total number of shares of common stock available for issuance under the ESPP was 4,352,888 shares.

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

Stock Options

The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2022	7,578,635	$7.76	$7.42	$37,200
Options granted	1,234,949	10.23	-	-
Options exercised	(721,229)	0.95	-	-
Options forfeited	(165,347)	12.57	-	-
Options expired	(38,369)	14.17	-	-
Balance as of June 30, 2023	7,888,639	8.63	7.44	24,104
Options exercisable as of June 30, 2023	4,383,090	$6.39	$6.56	$20,361

The weighted-average grant date fair value of options granted during the three months ended June 30, 2023 and 2022 was $5.28 and $6.51 per share, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $6.72 and $8.74 per share, respectively.

There was $28.5 million and $33.9 million of unrecognized stock-based compensation expense related to unvested stock options as of June 30, 2023 and 2022, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.29 years and 2.66 years as of June 30, 2023 and 2022, respectively.

The Company currently uses authorized and unissued shares to satisfy option exercises.

The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of June 30, 2023.

RSU Awards

The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2022	1,169,508	$13.36	$1.59	$11,941
Granted	2,306,958	10.21
Vested	(260,297)	12.42
Forfeited	(124,609)	11.29
Unvested balance at June 30, 2023	3,091,560	$11.18	$1.77	$26,402

There was $32.7 million and $15.7 million of unrecognized stock-based compensation expense related to unvested RSU awards as of June 30, 2023 and 2022, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.42 and 3.67 years as of June 30, 2023 and 2022, respectively.

Stock-based compensation expense

The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of sales	$868	$749	$1,560	$1,455
Research and development	1,805	1,087	3,239	2,352
Sales and marketing	1,171	856	2,107	1,634
General and administrative	2,078	1,242	3,715	2,330
Total stock-based compensation	$5,922	$3,934	$10,621	$7,771

The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.50	5.80	5.96	5.99
Expected volatility	70%	75%	71%	75%
Risk-free interest rate	4%	3%	4%	2%
Dividend yield	—	—	—	—

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	70%	74%	76%	74%
Risk-free interest rate	4%	1%	4%	1%
Dividend yield	—	—	—	—

15.
Employee benefit plan

401(k) retirement savings plan

The Company currently maintains a 401(k) retirement savings plan the covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $432,000 and $770,000 for the three and six months ended June 30, 2023, respectively. The Company’s contributions to the 401(k) Plan were approximately $268,000, and $517,000 for the three and six months ended June 30, 2022, respectively.

16.
Income taxes

The Company's effective income tax rate from continuing operations was 28.4% and 39.2% for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective income tax rate for the six months ended June 30, 2023 is higher than the US federal statutory tax rate due to state income taxes, non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, stock compensation, and federal and state research credits. The effective income tax rate for the six months ended June 30, 2022 was higher than the US federal statutory tax rate primarily due to non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits.

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

Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Six months ended June 30,
	2023	2022
Operating lease cost	$1,596	$1,551
Short-term lease cost	368	24
Total lease cost	$1,964	$1,575

For the three and six months ended June 30, 2023, sublease income were $70,000 and $136,000, respectively, recorded as other income.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six months ended June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,595	$954

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$15,142

Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Operating lease right-of-use assets	$12,423	$13,883
Included in other current liabilities:
Operating lease liabilities, current	$2,941	$2,931
Operating lease liabilities, noncurrent	10,833	12,312
Total operating lease liabilities	$13,774	$15,243

Weighted-average remaining lease term - operating leases:	5.01	5.47

Weighted-average discount rate - operating leases:	2.6%	2.6%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2023 is as follows (in thousands):

2023 (excluding the six months ended June 30, 2023)	$1,670
2024	3,070
2025	2,671
2026	2,576
2027	2,315
Thereafter	2,395
Total lease payments	$14,697
Less imputed interest	(923)
Total present value of lease liabilities	$13,774

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
20.
Product warranty

The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Balance, beginning of the period	$2,126	$1,760
Accrual for current year warranties	2,283	2,841
Warranty cost incurred	(1,636)	(2,475)
Balance, end of period	$2,773	$2,126

21.
Net loss attributable to common stockholders per share

The following table sets forth the computation of the Company’s basic and diluted net loss attributable to common stockholders per share for the three and six months ended June 30, 2023 and 2022 (in thousands except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(4,388)	$(702)	$(11,195)	$(2,860)
Less: noncontrolling interests	-	104	-	241

Net loss attributable to common stockholders, basic and diluted	$(4,388)	$(598)	$(11,195)	$(2,619)

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	135,918,707	134,403,059	135,705,139	134,154,171
Effect of employee stock plans	-	-	-	-
Weighted-average common shares outstanding, attributable to common stockholders, diluted	135,918,707	134,403,059	135,705,139	134,154,171

Net loss attributable to common stockholders per share, basic and diluted	$(0.03)	$(0.00)	$(0.08)	$(0.02)

Share-based compensation awards of approximately 6.9 million and 6.0 million shares for the three and six months ended June 30, 2023, respectively, and 4.4 million and 3.9 million shares for the three and six months ended June 30, 2022 respectively, were outstanding but were not included in the computation of diluted net loss per share attributable to common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

22.
Geographic areas

The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
United States	$31,440	$24,761	$51,280	$45,085
EMEA	9,084	8,838	19,115	17,522
APAC	7,053	6,142	13,274	11,153
Other	2,116	418	3,112	1,463
Total revenue, net	$49,693	$40,159	$86,781	$75,223

EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.

For the three and six months ended June 30, 2023 and 2022, the Company had no major customers.

As of June 30, 2023 and December 31, 2022, the Company’s long-lived assets by geographic area were as follows (in thousands):

	June 30,	December 31,
	2023	2022

United States	$8,360	$6,426
APAC	7,228	7,256
Total	$15,588	$13,682

As of June 30, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets were located in the United States and in Wuxi, China.

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

Overview

We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed over 1,878 organic Cytek instruments—primarily comprised of our Aurora and Northern Lights systems—to customers around the world, including the largest pharmaceutical companies, over 200 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we began shipping the Aurora cell sorter (“Aurora CS”), which uses our FSP technology to further broaden our potential applications across cell analysis.

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

Total revenue for the three and six months ended June 30, 2023 was $49.7 million and $86.8 million, respectively, representing a 24% and 15% increase compared to revenue for the three and six months ended June 30, 2022 of $40.2 million and $75.2 million respectively. Total revenue for the three months ended June 30, 2023 included $8.2 million of revenue from the FCI business unit. Excluding revenue from the FCI business unit for the three months ended June 30, 2023, organic revenue was $41.5 million, a 3.3% increase compared to the same period of the prior year. The increase in organic revenue was primarily related to sales to pharmaceutical and biotech customers in the United States, and stronger revenue growth across the EMEA and APAC regions.

To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and also sell our products through third-party distributors in certain countries in China, Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 77% and 73% of total revenue for the three and six months ended June 30, 2023 and 84% and 86% total revenue for the three and six months ended was June 30, 2022, respectively, and revenue from distributors represented 23% and 27% of total revenue for the three and six months ended June 30, 2023 and revenue from distributors represented 16% and 14% of total revenue for the three and six months ended June 30, 2022. If our sales in region outside United States increase, we expect revenue from our distribution channel to increase.

We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $12.1 million and $22.1 million for the three and six months ended June 30, 2023, respectively, and $8.4 million and $16.5 million for the three and six months ended June 30, 2022, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in sales of our instruments as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $14.4 million and $25.5 million for the three and six months ended June 30, 2023, respectively, and $8.4 million and $15.4 million for the three and six months ended June 30, 2022, respectively.

Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.

Our net loss was $4.4 million and $11.2 million for the three and six months ended June 30, 2023, respectively, and net loss was

$0.7 million and $2.9 million for the three and six months ended June 30, 2022, respectively. The change for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 resulted primarily from expenses driven by an increase in headcount and salaries and efforts in research and development and marketing initiatives.

We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
attract, hire and retain qualified personnel;
•
invest in processes, commercial infrastructure and supporting functions to scale our business and introduce new products and services;
•
support our research and development efforts;
•
continue to expand geographically; e
•
protect and defend our intellectual property; and
•
make strategic investments in complementary businesses, services, products or technologies. c

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

Global customer adoption

Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. As part of this effort, headcount in our direct sales organization and commercial support functions as of the six months ended June 30, 2023 increased by approximately 63% as compared to the six months ended June 30, 2022. We intend to continue increasing our workforce in line with our growth.

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

Expansion into new markets

We focus our research and development efforts on the greatest value-additive products to meet the growing and unmet needs of the research and clinical markets. We work closely with researchers, clinicians and scientists to optimize and implement new panels and applications to meet their specific needs. We also gain valuable insight on potential new products, new applications and enhancements to existing products, as well as biomarker combinations that would be beneficial in different fields, through collaborations with our customers, academic laboratories, KOLs and industry partners. We plan to continue to invest in new product development and enhancements to support our expansion into new markets.

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

	Three months ended June 30,			Six months ended June 30,
	2023	2022	Dollar Change	2023	2022	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$37,854	$33,602	$4,252	$63,307	$64,521	$(1,214)
Distributor channel	11,839	6,557	5,282	23,474	10,702	12,772
Total revenue, net	$49,693	$40,159	$9,534	$86,781	$75,223	$11,558
Customer mix
Academia and government	$20,405	$15,406	$4,999	$35,602	$29,813	$5,789
Biotechnology, pharmaceutical, distributor and CRO	29,288	24,753	4,535	51,179	45,410	5,769
Total revenue, net	$49,693	$40,159	$9,534	$86,781	$75,223	$11,558

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

Many of our pharmaceutical and biotech customers based in the United States have been impacted by macro-economic uncertainties related to the weakening economy, liquidity concerns in the broader financial services industry, such as those caused by recent banking failures, disruptions to and volatility in the credit and equity markets, and rising interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months ended June 30, 2023, and may adversely affect our operating results in the future.

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

We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $49.7 million and $86.8 million for the three and six months ended June 30, 2023, respectively, and $40.2 million and $75.2 million for the three and six months ended June 30, 2022, respectively. A portion of our revenue for the three and six months ended June 30, 2023 is attributable to the acquired FCI business unit.

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

Results of operations

Comparison of the three and six months ended June 30, 2023 and 2022

The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations and comprehensive income data for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue, net:
Product	$40,452	$37,093	$71,624	$68,574
Service	9,241	3,066	15,157	6,649
Total revenue, net	49,693	40,159	86,781	75,223
Cost of sales:
Product	16,675	11,780	29,352	23,547
Service	4,856	3,818	8,229	6,938
Total cost of sales	21,531	15,598	37,581	30,485
Gross profit	28,162	24,561	49,200	44,738
Operating expenses:
Research and development	12,136	8,436	22,110	16,461
Sales and marketing	14,367	8,431	25,512	15,391
General and administrative	10,786	8,585	22,867	16,134
Total operating expenses	37,289	25,452	70,489	47,986
Loss from operations	(9,127)	(891)	(21,289)	(3,248)
Other income (expense):
Interest expense	(409)	(647)	(1,082)	(1,237)
Interest income	1,201	391	3,344	409
Other income (expense), net	1,740	(254)	3,392	(628)
Loss before income taxes	(6,595)	(1,401)	(15,635)	(4,704)
Benefit from income taxes	(2,207)	(699)	(4,440)	(1,844)
Net loss	$(4,388)	$(702)	$(11,195)	$(2,860)
Foreign currency translation adjustment, net of tax	(980)	(683)	(1,022)	(669)
Unrealized loss on marketable securities	(192)	-	(40)	-
Net comprehensive loss	$(5,560)	$(1,385)	$(12,257)	$(3,529)

Total revenue, net

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Revenue, net
Product	$40,452	$37,093	$3,359	9%	$71,624	$68,574	$3,050	4%
Service	9,241	3,066	6,175	201%	15,157	6,649	8,508	128%
Total revenue, net	$49,693	$40,159	$9,534	24%	$86,781	$75,223	$11,558	15%

Total revenue, net increased by $9.5 million to $49.7 million, or 24%, and $11.6 million to $86.8 million, or 15%, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively.

Product revenue increased by $3.4 million to $40.5 million, or 9%, and $3.1 million to $71.6 million, or 4%, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022 due to an increase of new product sales.

Service revenue increased $6.2 million to $9.2 million, or 201%, and $8.5 million to $15.2 million, or 128%, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. The increase was primarily due to instruments coming off warranty.

Revenue from the acquired FCI business was $8.2 million for the three months ended June 30, 2023 and $11.7 million for the six months ended June 30, 2023, driven by product sales.

Total cost of sales, gross profit and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Cost of sales:
Product	$16,675	$11,780	$4,895	42%	$29,352	$23,547	$5,805	25%
Service	4,856	3,818	1,038	27%	8,229	6,938	1,291	19%
Total cost of sales	$21,531	$15,598	$5,933	38%	$37,581	$30,485	$7,096	23%
Gross profit	$28,162	$24,561	$3,601	15%	$49,200	$44,738	$4,462	10%
Gross margin	57%	61%			57%	59%

Total cost of sales increased by $5.9 million, or 38%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, and increased by $7.1 million, or 23%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in cost of sales was driven by increases in service revenue, primarily due to increased material costs for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022.

Total gross profit margin was 57% and 61% as a percent of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 57% and 59% for the six months ended June 30, 2023 and 2022, respectively. Gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Product:
Revenue	$40,452	$37,093	$3,359	9%	$71,624	$68,574	$3,050	4%
Cost of sales	16,675	11,780	4,895	42%	29,352	23,547	5,805	25%
Product gross profit	$23,777	$25,313	$(1,536)	-6%	$42,272	$45,027	$(2,755)	-6%
Gross margin	59%	68%			59%	66%

Service:
Revenue	$9,241	$3,066	$6,175	201%	$15,157	$6,649	$8,508	128%
Cost of sales	4,856	3,818	1,038	27%	8,229	6,938	1,291	19%
Service gross profit (loss)	$4,385	$(752)	$5,137	683%	$6,928	$(289)	$7,217	2497%
Gross margin	47%	-25%			46%	-4%

Product gross profit and product revenue for three months ended June 30, 2023 decreased 6% and increased 9%, respectively, as compared to the three months ended June 30, 2022. Product gross profit and product revenue for the six months ended June 30, 2023 decreased 6% and increased 4%, respectively, as compared to the six months ended June 30, 2022. Product cost of sales for the three and six months ended June 30, 2023 increased by 42% and 25%, respectively, as compared to the same period in 2022. The lower product gross margins in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were driven primarily by higher material costs and by less favorable instrument product mix following the FCI acquisition.

Service gross profit (loss) for the three and six months ended June 30, 2023 increased 683% and 2,497%, respectively, as compared to the three and six months ended June 30, 2022. Service revenue for the three and six months ended June 30, 2023 increased 201% and 128%, respectively, as compared to the three and six months ended June 30, 2022. Service cost of sales for the three and six months ended June 30, 2023 increased by 27% and 19% as compared to the same period in 2022. The higher service gross margins in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 were mainly driven by continued growth in the instruments installed base with more instruments coming off warranty and the addition of the FCI acquisition.

Operating expenses

Research and development

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$12,136	$8,436	$3,700	44%	$22,110	$16,461	$5,649	34%

Research and development expenses were $12.1 million for the three months ended June 30, 2023 as compared to $8.4 million for the three months ended June 30, 2022. The increase of $3.7 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses of $2.7 million, including stock-based compensation of $0.7 million and other costs.

Research and development expenses were $22.1 million for the six months ended June 30, 2023 as compared to $16.5 million for the six months ended June 30, 2022. The increase of $5.7 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses of $4.6 million, including stock-based compensation of $0.9 million and other costs.

The increase in research and development expenses for the three and six months ended June 30, 2023 was primarily driven by costs relating to the FCI business. We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.

Sales and marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Sales and marketing	$14,367	$8,431	$5,936	70%	$25,512	$15,391	$10,121	66%

Sales and marketing expenses were $14.4 million for the three months ended June 30, 2023 as compared to $8.4 million for the three months ended June 30, 2022. The increase of $5.9 million in sales and marketing expenses was primarily due to an increase in headcount and personnel-related expenses of $4.3 million, including stock-based compensation of $0.3 million, and increase in trade shows and other sales and marketing costs of $0.6 million, and an increase in travel costs of $0.3 million.

Sales and marketing expenses were $25.5 million for the six months ended June 30, 2023 as compared to $15.4 million for the six months ended June 30, 2022. The increase of $10.1 million in sales and marketing expenses was primarily due to an increase in headcount and personnel-related expenses of $7.2 million, including stock-based compensation of $0.5 million, and increase in trade shows and other sales and marketing costs of $1.0 million, and an increase of travel costs of $0.8 million.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.

General and administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
General and administrative	$10,786	$8,585	$2,201	26%	$22,867	$16,134	$6,733	42%

General and administrative expenses were $10.8 million for the three months ended June 30, 2023 as compared to $8.6 million for the three months ended June 30, 2022. The increase of $2.2 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs of $0.9 million, including stock-based compensation of $0.8 million, and infrastructure services to support the growth of our overall operations.

General and administrative expenses were $22.9 million for the six months ended June 30, 2023 as compared to $16.1 million for the six months ended June 30, 2022. The increase of $6.7 million in general and administrative expenses was primarily due to an increase in legal and other professional service fees of $2.2 million, which includes $1.5 million related to the FCI acquisition in February 2023, increase in general corporate personnel-related costs of $2.4 million, including stock-based compensation of $1.4 million, and infrastructure services to support the growth of our overall operations.

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

Interest expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Interest expense	$(409)	$(647)	$238	-37%	$(1,082)	$(1,237)	$155	-13%

Interest expense was $0.4 million and $1.1 million for the three and six months ended June 30, 2023, respectively, as compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2022, respectively. The decrease during the three and six months ended June 30, 2023 as compared to 2022 was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest income

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Interest income	$1,201	$391	$810	207%	$3,344	$409	$2,935	718%

Interest income was $1.2 million and $3.3 million for the three and six months ended June 30, 2023, respectively, as compared to $0.4 million and $0.4 million for the three and six months ended June 30, 2022, respectively. The increase in interest income was the result of higher interest earned on our cash and cash equivalents due to an increase in interest rates as compared to 2022.

Other income (expense), net

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Other income (expense), net	$1,740	$(254)	$1,994	-785%	$3,392	$(628)	$4,020	-640%

Other income, net was $1.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively, as compared to other expense, net of $0.3 million of expenses and $0.6 million of expenses for the three and six months ended June 30, 2022, respectively. The income was primarily from the short-term investment.

Income Taxes

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Benefit from income taxes	$(2,207)	$(699)	$(1,508)	216%	$(4,440)	$(1,844)	$(2,596)	141%

Benefit from income taxes was $2.2 million and $4.4 million for the three and six months ended June 30, 2023, respectively, as compared to the benefit from income taxes of $0.7 million and $1.8 million for the three and six months ended June 30, 2022, respectively. The net change of $1.5 million and $2.6 million for the three and six months ended June 30, 2023, respectively, was primarily a result of a larger loss in the current year.

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

The following table presents a reconciliation of constant currency revenue to our reported net revenue for the periods indicated (in thousands, except percentages):

Revenue	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022

As reported	$49,693	$40,159	$86,781	$75,223
Non-GAAP constant currency	49,970	41,058	88,199	77,146
FX Impact [$]	$277	$899	$1,418	$1,923
FX Impact [%]	0.6%	2.2%	1.6%	2.6%

Liquidity and capital resources

Overview

To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of June 30, 2023 and December 31, 2022, we had approximately $131.5 million and $296.6 million, respectively, in cash and cash equivalents, which were primarily held in U.S. short-term bank deposit accounts and money market funds.

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

In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $14.7 million as of June 30, 2023.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$8	$(10,920)
Investing activities	(166,084)	(3,695)
Financing activities	216	1,508
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,096)	(1,617)
Net decrease in cash, cash equivalents and restricted cash	$(167,956)	$(14,724)

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2023 was less than $0.1 million including net loss of $11.2 million. We also incurred non-cash provision for excess and obsolete inventory, stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $0.6 million, $10.6 million, $2.7 million, $1.6 million, and $0.8 million, respectively. Usage of cash included a decrease in lease liability of $1.4 million, a decrease of inventories of $0.2 million and a decrease in the legal settlement liability of $0.2 million. Additionally, there was a decrease of trade accounts receivable of $0.7 million, a decrease in prepaid expenses and other assets of $3.2 million, an increase in accrued expenses and other liabilities of $0.3 million, and a decrease of trade accounts payables of $1.7 million.

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

Investing activities

Net cash used in investing activities during the six months ended June 30, 2023 was $166.1 million driven by purchases of marketable securities of $129.1 million, proceeds from maturities of marketable securities of $10.0 million, purchases of business of $44.9 million, purchases of property and equipment of $1.8 million, and payment of additional investments in Cytek Japan of $0.2 million.

Net cash used in investing activities during the six months ended June 30, 2022 was $3.7 million driven by purchases of property and equipment of $2.1 million and payment of investments of $1.6 million.

Financing activities

Net cash provided by financing activities during the six months ended June 30, 2023 was $0.2 million driven by theissuance of our common stock under our equity incentive plans, offset by repayment of loan of $0.3 million and $1.0 million costs related to the repurchase of our shares.

Net cash provided by financing activities during the six months ended June 30, 2022 was $1.5 million driven by issuance of our common stock under our equity incentive plans.

Contractual Obligations and Commitments

During the six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our 10-K and filed with the SEC on March 1, 2023.

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

Critical accounting policies, significant judgments and use of estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023. There were no material changes to our critical accounting policies during the six months ended June 30, 2023.

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

Interest rate risk

The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2023, we had cash and cash equivalents of $131.5 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of June 30, 2023.

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

Remediation Plan and Status

We are committed to remediating the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. Management has implemented, and continues to implement, measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. During 2022 and the six months ended June 30, 2023, we executed and will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
•
Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of June 30, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 44.1% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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

Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 41% and 38% of our revenue came from sales to academic and government-owned institutions and 59% and 62% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended June 30, 2023 and 2022, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

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
•
a decrease or delay in the research and development activities using our products;
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

Approximately 41% and 38% of our revenue came from sales to academic and government-owned institutions in the three months ended June 30, 2023 and 2022, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

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
•
travel restrictions that limit the ability of marketing, presales, sales, services and support teams to service customers;
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
•
greater selling and marketing capabilities; and
•
better established, larger scale and lower cost manufacturing capabilities. p

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

Our current products include instruments, consumables and services to advance high-content and high-sensitivity cell analysis. We cannot assure you that the market for our current products will continue to generate significant or consistent demand. Demand for our current products could be significantly diminished by competitive technologies or products that replace them or render them obsolete or less desirable. Accordingly, we must continue to invest in research and development to develop competitive products and enabling services.

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

Our systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our net sales. If our products do not perform as expected or the reliability of the technology on which our products and services are based is questioned, our operating results, reputation and business will suffer.

Our success depends on our ability to provide reliable, high quality products that enable high-content and high-sensitivity cell analysis through flexible, efficient and cost-effective solutions. Our systems are complex in design and involve a highly complex and precise manufacturing process. As a result of the technological complexity of our systems, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in an adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on a majority of our product sales, and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.

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

We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of June 30, 2023, we had accrued approximately $2.8 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.

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

We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of June 30, 2023, there have been more than 1,300 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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

As of June 30, 2023, we had 699 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine, as well as tensions with and economic uncertainty in China, inflation, rising interest rates and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.

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
•
general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting the industry in which we do business, including those related to widespread health crises;
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

We face a variety of evolving threats, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, employees working from home, while in transit and in public locations poses increased risks to our information technology systems and data when utilizing network connections, computers, and devices outside our premises or network.

In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of the Company or our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI (“AI”) technologies. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Our operations (including our manufacturing operations) and the operations of our distribution partners could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain components for our products could be disrupted if the operations of our suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Fremont, California and one of our reagents manufacturing facilities is located in San Diego, California, near major earthquake faults and fire zones, and the ultimate impact on us for being located near earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the United States in the future. As we have experienced in the six months ended June 30, 2023, where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.

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

We are subject to stringent and changing U.S. and foreign data privacy and security laws, regulations, rules, and standards as well as policies, contractual obligations, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government regulatory investigations or enforcement actions (that could include fines and penalties), a disruption of our business or commercialization of our products, private litigation (including class claims) and mass arbitration demands, harm to our reputation, loss of revenue or profits, and other adverse effects on our business or prospects.

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

In addition, many jurisdictions have enacted data localization laws and cross-border persona information transfer laws. These laws may make it more difficult for us to transfer personal information across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the EU GDPR and UK GDPR generally restrict the transfer of personal information to the United States and other countries that are viewed by some regulators as to not generally provide an adequate level of data privacy and security. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or other countries. In addition to European restrictions on cross-border transfers of personal information, other jurisdictions have enacted or are considering similar cross-border personal information transfer laws and local personal information residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense; increased exposure to regulatory actions; and substantial fines and penalties. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion and creating regulatory uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture and business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight, bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our business model or operations.

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

Including rights acquired in connection with the acquisition of the FCI business unit, as of June 30, 2023, we own 34 issued U.S. utility patents, nine issued Japan utility patents, seven issued European utility patents, three issued China utility patents, one Canada utility patent, one India utility Patent, two Australian utility patents, and three Singapore utility patents. We have 48 pending utility patent applications, including 28 utility patent applications in the United States, five international utility patent applications, six utility patent applications in the European Union, five utility patent applications in China, and three utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2023 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of June 30, 2023, our Shanghai subsidiary owns 16 issued utility patents and one issued invention patent and has ten pending invention patent applications, and our Wuxi subsidiary owns 36 issued patents and has ten pending patent applications, including two pending utility model patent applications and eight pending invention patent applications.

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
•
general economic, regulatory and market conditions, including economic recessions or slowdowns, the ongoing war in Ukraine and the general inflationary environment; and
•
other events or factors, many of which are beyond our control.

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

Based on the number of shares of common stock outstanding as of June 30, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates, in the aggregate, own approximately 44.1% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On May 17, 2023, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended June 30, 2023, the Company repurchased 125,782 shares of its outstanding common stock for a total cost of approximately $1.0 million at an average price per share of $7.78. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares of common stock were retired.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

None.

4

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

Cytek Biosciences, Inc.

Date: August 8, 2023	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Patrik Jeanmonod
Patrik Jeanmonod
Chief Financial Officer (Principal Financial and Accounting Officer)