Form 10-Q
period 2023-09-30
Cytek Biosciences, Inc.
filed 2023-11-14
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40632
_______________________________________________________
CYTEK BIOSCIENCES, INC.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________

Delaware	47-2547526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47215 Lakeview Blvd. Fremont, California	94538
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (877) 922-9835
_______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CTKB	The Nasdaq Global Select Market
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of October 31, 2023 was 135,549,154.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$163,629	$296,601
Restricted cash	—	2,899
Marketable securities	124,392	44,548
Trade accounts receivable, net	55,402	48,864
Inventories	66,875	48,154
Prepaid expenses and other current assets	12,017	12,954
Total current assets	422,315	454,020
Deferred income tax assets, noncurrent	24,080	20,459
Property and equipment, net	17,415	13,682
Operating lease right-of-use assets	11,703	13,883
Goodwill	16,457	10,144
Intangible assets, net	24,292	4,331
Other noncurrent assets	3,168	2,957
Total assets	$519,430	$519,476
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,711	$4,805
Legal settlement liability, current	2,600	2,163
Accrued expenses	20,514	21,126
Other current liabilities	7,821	7,960
Deferred revenue, current	23,047	12,986
Total current liabilities	58,693	49,040
Legal settlement liability, noncurrent	16,095	15,596
Deferred revenue, noncurrent	14,958	13,124
Operating lease liability, noncurrent	10,139	12,312
Long term debt	1,736	2,271
Other noncurrent liabilities	2,285	1,587
Total liabilities	103,906	93,930
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of September 30, 2023 and December 31, 2022, respectively; 135,545,663 and 135,365,381 issued and outstanding shares as of September 30, 2023 and December 31, 2022, respectively.	136	135
Additional paid-in capital	451,648	442,887
Accumulated deficit	(34,681)	(17,030)
Accumulated other comprehensive loss	(1,579)	(697)
Noncontrolling interest in consolidated subsidiary	—	251
Total stockholders’ equity	415,524	425,546
Total liabilities and stockholders’ equity	$519,430	$519,476
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue, net:
Product	$38,441	$36,389	$110,065	$104,963
Service	9,559	4,088	24,717	10,737
Total revenue, net	48,000	40,477	134,782	115,700
Cost of sales:
Product	16,205	10,606	45,557	34,153
Service	4,617	3,009	12,847	9,947
Total cost of sales	20,822	13,615	58,404	44,100
Gross profit	27,178	26,862	76,378	71,600
Operating expenses:
Research and development	11,171	8,650	33,282	25,111
Sales and marketing	12,076	8,810	37,587	24,201
General and administrative	10,351	8,042	33,217	24,176
Total operating expenses	33,598	25,502	104,086	73,488
Income (loss) from operations	(6,420)	1,360	(27,708)	(1,888)
Other income (expense):
Interest expense	(595)	(649)	(1,677)	(1,886)
Interest income	1,622	1,584	4,965	1,993
Other income (expense), net	1,208	(445)	4,600	(1,073)
Total other income (expense), net	2,235	490	7,888	(966)
Income (loss) before income taxes	(4,185)	1,850	(19,820)	(2,854)
Provision for (benefit from) income taxes	2,271	224	(2,169)	(1,620)
Net income (loss)	(6,456)	1,626	(17,651)	(1,234)
Less: net loss allocated to noncontrolling interests	—	40	—	281
Net income (loss) attributable to common stockholders, basic and diluted	$(6,456)	$1,666	$(17,651)	$(953)
Net income (loss) attributable to common stockholders per share, basic	$(0.05)	$0.01	$(0.13)	$(0.01)
Net income (loss) attributable to common stockholders per share, diluted	$(0.05)	$0.01	$(0.13)	$(0.01)
Weighted-average shares used in calculating net income (loss) per share, basic	136,173,278	134,711,701	135,862,905	134,342,059
Weighted-average shares used in calculating net income (loss) per share, diluted	136,173,278	138,709,335	135,862,905	134,342,059
Comprehensive income (loss):
Net income (loss)	$(6,456)	$1,626	$(17,651)	$(1,234)
Foreign currency translation adjustment, net of tax	165	(758)	(856)	(1,427)
Unrealized gain (loss) on marketable securities	15	-	(26)	-
Net comprehensive income (loss)	$(6,276)	$868	$(18,533)	$(2,661)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest in consolidated subsidiary	Total stockholders’ equity
Balances at December 31, 2022	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546
Shares issued in connection with employee stock plans	283,856	1	203	-	-	-	204
Shares of Common Stock withheld related to net share settlement	(5,182)	-	(57)	-	-	-	(57)
Stock-based compensation	-	-	4,699	-	-	-	4,699
Unrealized gain on marketable securities	-	-	-	-	152	-	152
Foreign currency translation adjustment, net of tax	-	-	-	-	(42)	-	(42)
Net loss	-	-	-	(6,807)	-	-	(6,807)
Noncontrolling interest	-	-	16	-	-	(251)	(235)
Balances at March 31, 2023	135,644,055	$136	$447,748	$(23,837)	$(587)	$-	$423,460
Shares issued in connection with employee stock plans	697,670	-	483	-	-	-	483
Proceeds from Employee Stock Purchase Plan	145,569	-	966	-	-	-	966
Shares of Common Stock withheld related to net share settlement	(16,604)	-	(111)	-	-	-	(111)
Repurchase of shares	(125,782)	-	(981)	-	-	-	(981)
Stock-based compensation	-	-	5,922	-	-	-	5,922
Unrealized loss on marketable securities	-	-	-	-	(192)	-	(192)
Foreign currency translation adjustment, net of tax	-	-	-	-	(980)	-	(980)
Net loss	-	-	-	(4,388)	-	-	(4,388)
Balances at June 30, 2023	136,344,908	$136	$454,027	$(28,225)	$(1,759)	$-	$424,179
Shares issued in connection with employee stock plans	373,649	-	440	-	-	-	440
Shares of Common Stock withheld related to net share settlement	(17,665)	-	(149)	-	-	-	(149)
Repurchase of shares	(1,155,229)	-	(8,428)	-	-	-	(8,428)
Stock-based compensation	-	-	5,758	-	-	-	5,758
Unrealized gain on marketable securities	-	-	-	-	15	-	15
Foreign currency translation adjustment, net of tax	-	-	-	-	165	-	165
Net loss	-	-	-	(6,456)	-	-	(6,456)
Balances at September 30, 2023	135,545,663	$136	$451,648	$(34,681)	$(1,579)	$-	$415,524

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest in consolidated subsidiary	Total stockholders’ equity
Balances at December 31, 2021	133,749,663	$126	$423,625	$(19,606)	$897	$343	$405,385
Exercise of stock options	493,267	8	356	-	-	-	364
Stock-based compensation	-	-	3,837	-	-	-	3,837
Foreign currency translation adjustment, net of tax	-	-	-	-	14	-	14
Net loss	-	-	-	(2,021)	-	-	(2,021)
Noncontrolling interest	-	-	-	-	-	(137)	(137)
Balances at March 31, 2022	134,242,930	$134	$427,818	$(21,627)	$911	$206	$407,442
Shares issued in connection with employee stock plans	365,649	1	1,204	-	-	-	$1,205
Shares of Common Stock withheld related to net share settlement	(6,908)	-	(67)	-	-	-	(67)
Stock-based compensation	-	-	3,934	-	-	-	3,934
Foreign currency translation adjustment, net of tax	-	-	-	-	(683)	-	(683)
Net loss	-	-	-	(598)	-	-	(598)
Noncontrolling interest	-	-	-	-	-	(104)	(104)
Balances at June 30, 2022	134,601,671	$135	$432,889	$(22,225)	$228	$102	$411,129
Shares issued in connection with employee stock plans	252,496		224	-	-	-	224
Shares of Common Stock withheld related to net share settlement	(5,028)	-	(71)	-	-	-	(71)
Stock-based compensation	-	-	4,359	-	-	-	4,359
Foreign currency translation adjustment, net of tax	-	-	-	-	(758)	-	(758)
Net income	-	-	-	1,666	-	-	1,666
Noncontrolling interest	-	-	-	-	-	(40)	(40)
Balances at September 30, 2022	134,849,139	$135	$437,401	$(20,559)	$(530)	$62	$416,509
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(17,651)	$(1,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,417	1,731
Amortization of operating lease-right-of use assets	2,388	2,064
Stock-based compensation	16,379	12,130
Loss on disposal of property and equipment	7	—
Increase in accounts receivable allowance for credit losses	55	—
Provision for excess and obsolete inventory	798	462
Gain on investments, accretion, and amortization, net	(5,265)	—
Interest expenses for accretion of the legal settlement liabilities	1,311	1,611
Change in operating assets and liabilities:
Trade accounts receivable	(7,595)	(11,780)
Inventories	(2,047)	(19,537)
Prepaid expenses and other assets	(2,336)	(15,035)
Trade accounts payable	10	2,770
Accrued expenses and other liabilities	610	2,828
Legal settlement liabilities	(374)	478
Operating lease liabilities	(2,154)	(1,408)
Deferred revenue	7,216	6,496
Net cash used in operating activities	(4,231)	(18,424)
Cash flows from investing activities:
Purchases of marketable securities	(152,563)	—
Proceeds from maturities of marketable securities	78,000	—
Purchase of property and equipment	(3,148)	(3,218)
Acquisition of business	(44,896)	—
Purchase of intangible assets	(118)	(40)
Payment of investment	—	(1,587)
Payment for additional investment in Cytek Japan	(235)	—
Net cash used in investing activities	(122,960)	(4,845)
Cash flows from financing activities:
Repayment of loan	(425)	—
Proceeds from Employee Stock Purchase Plan	966	765
Payments for taxes related to net share settlement of equity awards	(317)	(138)
Proceeds from issuance of common stock under employee stock plans	1,127	1,036
Payments for repurchase of shares	(9,409)	—
Net cash provided by (used in) financing activities	(8,058)	1,663
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(622)	(1,489)
Cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(135,871)	(23,095)
Cash, cash equivalents and restricted cash at beginning of period	299,500	364,618
Cash, cash equivalents and restricted cash at end of period	$163,629	$341,523
Supplemental disclosure of cash flow information:
Cash paid for taxes	$810	$9,930
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$96	$235
Intangible asset in accrued expenses at period end	$9	$69
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
On February 28, 2023, the Company completed the acquisition of the flow cytometry and imaging (“FCI”) business unit of Luminex Corporation ("Luminex"), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis® and Guava® instruments, and flow cytometry reagent products and services.
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
The Company’s cash and cash equivalents consist of money held in demand depositary accounts and money market funds. The carrying amount of cash and cash equivalents was $163.6 million and $299.5 million as of September 30, 2023 and December 31, 2022, respectively, which approximates fair value and was determined based upon Level 1 inputs. As of December 31, 2022, the $2.9 million of restricted cash which related to the Wuxi building purchase was released in April 2023. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of September 30, 2023.
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Cash	$14,725	$123,371
U.S. Treasury	23,838	29,930
Federal agency securities	-	19,908
Commercial paper	-	5,955
Money market funds	125,066	117,437
Restricted cash	-	2,899
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$163,629	$299,500
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
Equity Investment. The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended September 30, 2023.
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
The changes in the allowance for uncollectible receivables for the nine months ended September 30, 2023 were as follows (in thousands):

Allowance for uncollectible receivables
Balance at December 31, 2022	$102
Utilization of allowance for uncollectible receivables	-
Provision for credit losses	55
Balance at September 30, 2023	$157
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

Estimated Useful Lives
Patent	20 years
Trademarks	10 years
Tradename	3 - 15 years
FCI developed technology	1 - 6 years
Customer relationship	7 - 8 years
Reagent licenses	7 years
IP license	5 years
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
As of the nine months ended September 30, 2023, $2.8 million was included in revenue for products that had not shipped. As of the nine months ended September 30, 2022, the Company had $6.1 million of revenue included under bill-and-hold arrangements.
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
Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the three and nine months ended September 30, 2023, advertising, marketing and media expenses were $0.5 million and $2.7 million, respectively. For the three and nine months ended September 30, 2022, advertising, marketing and media expenses were $0.5 million and $1.6 million, respectively.
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
Net income (loss) attributable to common stockholders per share
Basic net income (loss) attributable to common stockholders per share and diluted net income (loss) attributable to common stockholders per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net income (loss) per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per share for the holders of shares of the Company’s common stock and participating securities. The Company’s redeemable convertible preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. The participating securities include a contractual obligation to participate in the income of the Company and are included in the calculation of net income (loss) per share in the periods in which net income (loss) is recorded.
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
Recently adopted accounting pronouncements
There are no relevant recently issued accounting pronouncements that would materially impact the Company’s consolidated financial statements and related disclosures. There were no new accounting pronouncements adopted during the nine months ended September 30, 2023 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.

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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales channel mix
Direct sales channel	$36,916	$30,204	$100,223	$94,725
Distributor channel	11,084	10,273	34,559	20,975
Total revenue, net	$48,000	$40,477	$134,782	$115,700

Customer mix
Academia and government	$20,118	$18,983	$55,721	$48,796
Biotechnology, pharmaceutical, distributor and contract research organizations	27,882	21,494	79,061	66,904
Total revenue, net	$48,000	$40,477	$134,782	$115,700
Revenue by geographical markets is presented in Note 22, Geographic areas.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2023 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,006	$-	$1,006
Service revenue	22,041	14,958	36,999
Total revenue	$23,047	$14,958	$38,005
Contract balances
The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts receivable	$55,402	$48,864
Contract liabilities:
Deferred revenue	$38,005	$26,110
Customer deposits, which are included in 'Other current liabilities'	1,645	1,555
Total contract liabilities	$39,650	$27,665

The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2021	$17,889
Revenue recognized	(24,686)
Revenue deferred	34,462
Balance at December 31, 2022	$27,665
Revenue recognized	(28,657)
Revenue deferred	40,642
Balance at September 30, 2023	$39,650
5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$37,265	$26,925
Work in progress	11,932	4,897
Finished goods	17,678	16,332
Total inventories	$66,875	$48,154
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses:
Prepaid inventory	$559	$621
Prepaid rent	423	293
Prepaid insurance	1,055	1,466
Prepaid income tax	2,578	2,080
Prepaid VAT tax	760	-
Prepaid tradeshow	201	-
Other	1,960	2,687
Other current assets:
Tax refund receivable	2,231	2,011
Other	2,250	3,796
Total prepaid expenses and other current assets	$12,017	$12,954

Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses:
Accrued compensation and related benefits	$13,690	$13,911
Professional service fees	775	1,276
Purchases	2,248	2,457
Product warranty	2,782	2,126
Other	1,019	1,356
Total accrued expenses	$20,514	$21,126
For the product warranty analysis refer to Note 20.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	September 30, 2023	December 31, 2022
Other current liabilities:
Customer deposits	$1,645	$1,555
Income tax payable	-	246
Sales and use tax payable	2,213	1,421
Operating lease liability, current	2,879	2,931
Current portion of loan	548	580
Other	536	1,227
Total other current liabilities	$7,821	$7,960
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

Description:	September 30, 2023	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$125,066	$125,066	$-	$-
U.S Treasury	23,838	23,838	-	-
Short-term investments:
U.S. Treasury	35,401	35,401	-	-
Federal agency securities	47,347	-	47,347	-
Commercial paper	41,644	-	41,644	-
Total	$273,296	$184,305	$88,991	$-

Description:	December 31, 2022	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
U.S. Treasury	$29,930	$29,930	$—	-
Federal agency securities	19,908	-	19,908	-
Commercial paper	5,955	-	5,955	-
Money market funds	117,437	117,437	-	-
Short-term investments:
U.S. Treasury	9,786	9,786	-	-
Federal agency securities	11,626	-	11,626	-
Commercial paper	23,136	-	23,136	-
Total	$217,778	$157,153	$60,625	$-
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of September 30, 2023.
7.    Investments
The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of September 30, 2023 (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$35,403	$3	$(4)	$35,402
Federal agency securities	47,357	12	(23)	47,346
Commercial paper	41,644	-	-	41,644
Total available-for-sale investments	$124,404	$15	$(27)	$124,392
The following table summarizes the contractual maturities of the Company's available-for-sale securities at September 30, 2023 (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Mature in less than one year	$124,404	$124,392
Total	$124,404	$124,392

8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$8,900	$4,777
Leasehold improvements	3,582	3,481
Building and land	6,541	5,553
Construction in progress	218	178
Office and computer equipment	1,210	890
Furniture and fixtures	2,017	1,962
Total property and equipment	22,468	16,841
Less: accumulated depreciation	(5,053)	(3,159)
Property and equipment, net	$17,415	$13,682
Total depreciation expense for the three and nine months ended September 30, 2023 was $0.9 million and $2.0 million, respectively. Total depreciation expense for three and nine months ended September 30, 2022 was $0.4 million and $1.2 million, respectively.
9.    Acquisition
On February 28, 2023, the Company completed the acquisition of the Luminex FCI business unit, including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis and Guava branded instruments, and flow cytometry reagent products and services, for an aggregate cash consideration of $44.9 million.

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

During the three months ended September 30, 2023, we recorded the following changes as a result of measurement period adjustments to the fair value of the initial assets related to inventory, property and equipment, customer relationships and trade names as follows:
•Inventories decreased by $0.2 million
•Property and equipment increased by $1.4 million
•Customer relationships increased by $1.7 million
•Developed technologies decreased by a total $0.4 million
•Trade names increased by a total of $0.2 million

The measurement period adjustments noted above decreased goodwill by $2.7 million.

The Company identified the following areas as subject to change within the purchase price allocation period: intangible asset and inventory fair values recognized and measured in accordance with ASC 820, Fair Value Measurement, deferred income tax assets acquired and liabilities assumed are recognized and measured in accordance with

ASC 740 Income Taxes. The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

(in thousands)
Fair value of assets acquired and liabilities assumed:
Inventories	$18,491
Property and equipment	3,040
Prepaid expenses	70
Intangible assets
Customer Relationships	10,200
Amnis ImageStream developed technology	8,900
Guava easyCyte and Muse developed technology	140
Amnis FlowSight and CellStream developed technology	20
Amnis tradename	2,900
Guava tradename	90
Goodwill	6,313
Deferred revenue	(4,952)
Other current liabilities	(316)
Fair value of net assets acquired	$44,896

The $6.3 million of goodwill arising from the acquisition is primarily attributed to significant time-to-market advantages, as the Company gained immediate access to Luminex’s FCI products, existing relationships and business infrastructure and Luminex’s knowledgeable and experienced FCI workforce. The goodwill is expected to be deductible for tax purposes. The Company is currently evaluating the amount of goodwill which is expected to be deductible and will finalize this amount in future periods. Management plans to integrate the acquired FCI business into its existing business structure, which is comprised of a single reportable segment and a single reporting unit.

Intangible assets identified for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	Fair Value	Useful life (years)
	(In thousands, except for years)
Customer relationships	$10,200	8
Amnis ImageStream Developed Technology	8,900	6
Guava easyCyte and Muse Developed Technology	140	2
Amnis FlowSight and CellStream Developed Technology	20	1
Amnis Tradename	2,900	15
Guava Tradename	90	3
Total	$22,250

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

The fair value of the intangible assets acquired were estimated using variations of the income approach. The fair value of the customer relationships intangible asset was determined based on the multi-period excess earnings method and the relief-from-royalty method was utilized to estimate the fair values of the tradename and FCI developed technology intangible assets. The key assumptions used in estimating the fair values of intangible assets included forecasted financial information; customer retention rates; factors for technological obsolescence; royalty rates and discount rates. The cash flow projections were discounted using rates ranging from 29.0% to 39.0% The cash flows were based on estimates used to price the transaction, including market participant considerations, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.
All acquired intangibles are being amortized over their estimated useful lives using the straight-line method of amortization.
The fair value assigned to the assets acquired are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.
The results of operations for the acquisition are included in the consolidated financial statements of the Company from the date of the acquisition. For the three and nine months ended September 30, 2023 $6.8 million and $18.8 million of the Company's revenue were attributable to the acquired business unit.
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2023 and 2022 as if the acquisition had occurred as of January 1, 2022, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the acquired business unit and are not necessarily indicative of what the Company’s operating results would have been had the acquisition taken place on January 1, 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$48,000	$49,691	$139,359	$145,474
Income (loss) before income taxes	(4,185)	339	(19,180)	(7,104)
Net Income (loss)	$(6,456)	$475	$(17,170)	$(4,471)

Pro forma financial information is presented as if the operations of the acquired business unit had been included in the consolidated results of the Company since January 1, 2022 and gives effect to transactions that are directly attributable to the acquisition. Adjustments include additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2022. Transaction costs incurred by the Company related to the acquisition totaled approximately $1.5 million for the nine months ended September 30, 2023, respectively, which were expensed and recorded as a component of general and administrative expenses in the consolidated statement of operations.

10.    Goodwill and intangible assets, net
The addition of goodwill for the nine months ended September 30, 2023 is discussed in Note 9.
The following table shows the components of intangible assets, net (in thousands):

	September 30, 2023	December 31, 2022
Patents and trademarks	$579	$534
Tradename	3,769	700
FCI developed technology	9,060	-
IP license	476	476
Customer relationships	12,400	2,200
Reagent license	1,800	1,800
Total intangible assets	28,084	5,710
Less: accumulated amortization	(3,792)	(1,379)
Intangible assets, net	$24,292	$4,331
Total amortization expense for the three and nine months ended September 30, 2023 was approximately $0.9 million and $2.4 million, respectively. Total amortization expense for the three and nine months ended September 30, 2022 was approximately $0.2 million and $0.6 million, respectively.

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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning the third quarter of 2022, the remaining contractual payments will be classified as operating expenses as they are considered to be represented of deferred litigation settlement. The Company did not record any product cost of sales related to the royalty expense for the three and nine months ended September 30, 2023, and recorded $0.0 million and $0.8 million of product cost of sales related to royalty expense for the three and nine months ended September 30, 2022, respectively. The Company recorded $0.5 million and $1.3 million of interest expense for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.6 million of interest expense for the three and nine months ended September 30, 2022, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $18.7 million and $17.8 million as of September 30, 2023 and December 31, 2022, respectively, and will record licensing expense in future periods.
The following table shows the components of the legal settlement liability (in thousands):

	September 30, 2023	December 31, 2022
Current:
Legal settlement liability	$2,600	$2,163
Noncurrent:
Legal settlement liability	16,095	15,596
Total legal settlement liability	$18,695	$17,759
12.    Debt
On November 7, 2022, Cytek (Wuxi) Biosciences Co., Ltd, the Company’s China subsidiary (“Cytek Wuxi”), entered a fixed asset loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi's name, but the use of such account is restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022 and unaudited interim consolidated balance sheets as of March 31, 2023. In April 2023, the restricted cash account was released. The total loan amount is $2.9 million and the loan term is five years. The current portion of the loan of $548,000 is included in other current liabilities. The fixed interest rate on the loan was 4.5% as of September 30, 2023.

13.    Common stock
As of September 30, 2023, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

On July 16, 2021, the Board and the Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation to effect a 1.3333-for-1 stock split of its common stock and redeemable convertible preferred stock, which became effective upon filing with the Secretary of State of the State of Delaware on July 16, 2021.
On July 16, 2021, the Board and the Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation, which became effective immediately following the closing of the Company's initial public offering (“IPO”) and filing with the Secretary of State of the State of Delaware on July 27, 2021
On August 26, 2022, the Company filed with the SEC an automatic shelf registration statement on Form S-3ASR (File No. 333-267118) (the “Registration Statement”). In connection with the filing of the Registration Statement, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Piper Sandler & Co. (“Piper”) as sales agent to sell from time to time up to $150 million of the Company’s common stock through an “at-the-market” offering program as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of September 30, 2023, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement.
On May 17, 2023, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended September 30, 2023, the Company repurchased 1,155,229 shares of its outstanding common stock for a total cost of approximately $8.4 million at an average price per share of $7.42. During the nine months ended September 30, 2023, the Company repurchased 1,281,011 shares of its outstanding common stock for a total cost of approximately $9.4 million at an average price per share of $7.33. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares of common stock were retired.

14.    Stock-based compensation plan
Stock Plans
As of September 30, 2023, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s

Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of September 30, 2023, the total number of shares of common stock available for issuance under the 2021 Plan was 21,204,295 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the nine months ended September 30, 2023, 145,569 shares were issued pursuant to purchases under the ESPP. As of September 30, 2023, the total number of shares of common stock available for issuance under the ESPP was 4,352,888 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2022	7,578,635	$7.76	7.42	$37,200
Options granted	1,295,948	10.09	-	-
Options exercised	(911,407)	1.24	-	-
Options forfeited	(337,754)	12.08	-	-
Options expired	(97,257)	15.22	-	-
Balance as of September 30, 2023	7,528,165	$8.66	7.18	$12,753
Options exercisable as of September 30, 2023	4,533,451	$6.75	6.38	$11,643
The weighted-average grant date fair value of options granted during the three months ended September 30, 2023 was $4.91 and the company did not grant any stock options during the three months ended September, 2022. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $6.64 and $8.14 per share, respectively.
There was $24.1 million and $31.6 million of unrecognized stock-based compensation expense related to unvested stock options as of September 30, 2023 and 2022, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.12 years and 2.42 years as of September 30, 2023 and 2022, respectively.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of September 30, 2023.

RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2022	1,169,508	$13.36	1.59	$11,941
Granted	2,402,781	10.09
Vested	(443,768)	12.22
Forfeited	(313,399)	10.99
Unvested balance at September 30, 2023	2,815,122	$11.01	1.65	$15,539
There was $29.0 million and $15.1 million of unrecognized stock-based compensation expense related to unvested RSU awards as of September 30, 2023 and 2022, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.21 and 3.44 years as of September 30, 2023 and 2022, respectively.
Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of sales	$829	$759	$2,389	$2,214
Research and development	1,739	1,248	4,978	3,600
Sales and marketing	1,085	1,097	3,191	2,731
General and administrative	2,105	1,255	5,821	3,585
Total stock-based compensation	$5,758	$4,359	$16,379	$12,130
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.02	0.0	5.96	5.91
Expected volatility	73%	-	71%	75%
Risk-free interest rate	4%	-	4%	2%
Dividend yield	-	-	-	-
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	67%	72%	75%	74%
Risk-free interest rate	5%	2%	5%	1%
Dividend yield	-	-	-	-
15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan that covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $469,000 and $1,238,000 for the three and nine months ended September 30, 2023, respectively. The Company’s contributions to the 401(k) Plan were approximately $273,000, and $791,000 for the three and nine months ended September 30, 2022, respectively.
16.    Income taxes

The Company's effective income tax rate from continuing operations was 11.0% and 56.8% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2023 is lower than the US federal statutory tax rate due to a loss projected for the year and the impact of state income taxes, non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, which are partially offset by a deduction for foreign-sourced revenue, stock compensation, and federal and state research credits. The effective income tax rate for the nine months ended September 30, 2022 was higher than the US federal statutory tax rate primarily due to non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits.
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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Operating lease cost	$2,388	$2,370
Short-term lease cost	639	37
Total lease cost	$3,027	$2,407
For the three and nine months ended September 30, 2023, sublease income were $68,000 and $204,000, respectively, recorded as other income.
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$2,412	$1,629

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$-	$16,741

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$11,703	$13,883
Included in other current liabilities:
Operating lease liabilities, current	$2,879	$2,931
Operating lease liabilities, noncurrent	10,139	12,312
Total operating lease liabilities	$13,018	$15,243

Weighted-average remaining lease term - operating leases:	4.81	5.47

Weighted-average discount rate - operating leases:	2.6%	2.6%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2023 is as follows (in thousands):

2023 (excluding the nine months ended September 30, 2023)	$843
2024	3,063
2025	2,665
2026	2,571
2027	2,315
Thereafter	2,395
Total lease payments	$13,852
Less imputed interest	(834)
Total present value of lease liabilities	$13,018
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
20.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Balance, beginning of the period	$2,126	$1,760
Accrual for current year warranties	2,958	2,841
Warranty cost incurred	(2,302)	(2,475)
Balance, end of period	$2,782	$2,126
21.    Net income (loss) attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) attributable to common stockholders per share for the three and nine months ended September 30, 2023 and 2022 (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator
Net income (loss)	$(6,456)	$1,626	$(17,651)	$(1,234)
Less: noncontrolling interests	—	40	—	281

Net income (loss) attributable to common stockholders, basic and diluted	$(6,456)	$1,666	$(17,651)	$(953)

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	136,173,278	134,711,701	135,862,905	134,342,059
Effect of employee stock plans	-	3,997,634	-	-
Weighted-average common shares outstanding, attributable to common stockholders, diluted	136,173,278	138,709,335	135,862,905	134,342,059

Net income (loss) attributable to common stockholders per share, basic	$(0.05)	$0.01	$(0.13)	$(0.01)
Net income (loss) attributable to common stockholders per share, diluted	$(0.05)	$0.01	$(0.13)	$(0.01)
Stock-based compensation awards of approximately 7.2 million and 6.2 million shares for the three and nine months ended September 30, 2023, respectively, and 3.5 million and 4.1 million shares for the three and nine months ended September 30, 2022 respectively, were outstanding but were not included in the computation of diluted net loss per share attributable to common stockholders because the effect of including such shares would have been anti-dilutive in the periods presented.

22.    Geographic areas
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
United States	$26,789	$22,811	$74,948	$67,896
EMEA	12,922	10,301	33,469	27,823
APAC	6,757	7,153	22,073	18,306
Other	1,532	212	4,292	1,675
Total revenue, net	$48,000	$40,477	$134,782	$115,700
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For the three and nine months ended September 30, 2023 and 2022, the Company had no major customers.
As of September 30, 2023 and December 31, 2022, the Company’s long-lived assets by geographic area were as follows (in thousands):

	September 30, 2023	December 31, 2022

United States	$9,287	$6,426
APAC	8,128	7,256
Total	$17,415	$13,682
As of September 30, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets were located in the United States and in Wuxi, China.
23.    Related party transactions

On May 7, 2022, the Company’s wholly-owned Hong Kong subsidiary (“Cytek HK”) completed an investment of $1.6 million in Tianjin Deep Analysis Intelligent Technology Development Co., Ltd, a company incorporated under the laws of the People’s Republic of China (“DeepCyto”) in consideration for the issuance of Series A preferred shares of DeepCyto, representing an ownership interest of approximately 3.3%. At the time of the investment, an entity affiliated with Northern Light Venture Capital (“NLVC”) had a significant ownership interest in DeepCyto and a representative serving on the DeepCyto board of directors. The founding managing partner of NLVC served as a member of the Company’s board of directors until June 1, 2022.

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
Overview
We are a leading cell analysis solutions company advancing the next generation of cell analysis tools by leveraging novel technical approaches. Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. We believe our core instruments, the Aurora and Northern Lights systems, are the first full spectrum flow cytometers able to deliver high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP”). Our novel approach harnesses the power of information within the entire spectrum of a fluorescent signal to achieve a higher level of multiplexing with exquisite sensitivity. Our patented FSP technology optimizes sensitivity and accuracy through its novel optical and electronic designs that utilize an innovative method of light detection and distribution. Our FSP platform includes instruments, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed over 1,997 organic Cytek instruments—primarily comprised of our Aurora and Northern Lights systems—to customers around the world, including the largest pharmaceutical companies, over 200 biopharma companies, leading academic research centers, and clinical research organizations (“CROs”). In June 2021, we began shipping the Aurora cell sorter (“Aurora CS”), which uses our FSP technology to further broaden our potential applications across cell analysis.
On February 28, 2023, we completed the acquisition of the flow cytometry and imaging (“FCI”) business unit of Luminex Corporation (“Luminex”), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis and Guava branded instruments, and flow cytometry reagent products and services.
We manufacture our instruments in our facilities in Fremont, California, Seattle, Washington and Wuxi, China. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.
Total revenue for the three and nine months ended September 30, 2023 was $48.0 million and $134.8 million, respectively, representing a 19% and 16% increase compared to revenue for the three and nine months ended September 30, 2022 of $40.5 million and $115.7 million respectively. Total revenue for the three months ended September 30, 2023 included $6.8 million of revenue from the FCI business unit. Excluding revenue from the FCI business unit for the three months ended September 30, 2023, organic revenue was $41.2 million, a 2% increase compared to the same period of the prior year. The 2% increase in organic revenue was primarily related to sales to pharmaceutical and biotech customers in the United States, and revenue growth in EMEA.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and also sell our products through third-party distributors in certain countries in China, Europe,

Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 77% and 74% of total revenue for the three and nine months ended September 30, 2023 and 75% and 82% total revenue for the three and nine months ended was September 30, 2022, respectively, and revenue from distributors represented 23% and 26% of total revenue for the three and nine months ended September 30, 2023 and revenue from distributors represented 25% and 18% of total revenue for the three and nine months ended September 30, 2022. If our sales in region outside United States increase, we expect revenue from our distribution channel to increase.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $11.2 million and $33.3 million for the three and nine months ended September 30, 2023, respectively, and $8.7 million and $25.1 million for the three and nine months ended September 30, 2022, respectively. We intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in sales of our instruments as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $12.1 million and $37.6 million for the three and nine months ended September 30, 2023, respectively, and $8.8 million and $24.2 million for the three and nine months ended September 30, 2022, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $6.5 million and $17.7 million for the three and nine months ended September 30, 2023, respectively, and net income was $1.6 million and net loss of $1.2 million for the three and nine months ended September 30, 2022, respectively. The change for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 resulted primarily from expenses driven by an increase in headcount and salaries and efforts in research and development and marketing initiatives.
We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•attract, hire and retain qualified personnel;
•invest in processes, commercial infrastructure and supporting functions to scale our business and introduce new products and services;
•support our research and development efforts;
•continue to expand geographically;
•protect and defend our intellectual property; and
•make strategic investments in complementary businesses, services, products or technologies.
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

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	Dollar Change	2023	2022	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$36,916	$30,204	$6,712	$100,223	$94,725	$5,498
Distributor channel	11,084	10,273	811	34,559	20,975	13,584
Total revenue, net	$48,000	$40,477	$7,523	$134,782	$115,700	$19,082
Customer mix
Academia and government	$20,118	$18,983	$1,135	$55,721	$48,796	$6,925
Biotechnology, pharmaceutical, distributor and CRO	27,882	21,494	6,388	79,061	66,904	12,157
Total revenue, net	$48,000	$40,477	$7,523	$134,782	$115,700	$19,082

Distributors typically sell to end customers identified in other customer categories.
Known Trends, Events and Uncertainties
The recent trends towards rising inflation may adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs may adversely affect our operating results. The general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 or future public health crises, the ongoing conflict between Russia and Ukraine, the Israel and Palestine conflict or liquidity concerns at, and failure of, banks and other financial institutions.
Many of our pharmaceutical and biotech customers based in the United States have been impacted by macro-economic uncertainties related to the weakening economy, liquidity concerns in the broader financial services industry, such as those caused by recent banking failures, disruptions to and volatility in the credit and equity markets, and rising interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months ended September 30, 2023, and may adversely affect our operating results in the future.
Components of our results of operations
Total revenue, net
We currently generate our total revenue, net from product revenue and service revenue.

Product. Our product revenue primarily consists of sales of our instruments, including the Aurora, Northern Lights, Aurora CS, Amnis and Guava systems, instrument accessories, such as loaders, and consumables, such as reagents. We offer multiple versions of our FSP systems with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.
Service. Our service revenue primarily consists of post-warranty service contracts, installations and repairs which are recognized over time. Post-warranty service contracts are recognized ratably over the term of the contract and installations and repair services are recognized as they are delivered to the customer.
We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $48.0 million and $134.8 million for the three and nine months ended September 30, 2023, respectively, and $40.5 million and $115.7 million for the three and nine months ended September 30, 2022, respectively. A portion of our revenue for the three and nine months ended September 30, 2023 is attributable to the acquired FCI business unit.
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

Results of operations
Comparison of the three and nine months ended September 30, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations and comprehensive income (loss) data for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Revenue, net:
Product	$38,441	$36,389	$110,065	$104,963
Service	9,559	4,088	24,717	10,737
Total revenue, net	48,000	40,477	134,782	115,700
Cost of sales:
Product	16,205	10,606	45,557	34,153
Service	4,617	3,009	12,847	9,947
Total cost of sales	20,822	13,615	58,404	44,100
Gross profit	27,178	26,862	76,378	71,600
Operating expenses:
Research and development	11,171	8,650	33,282	25,111
Sales and marketing	12,076	8,810	37,587	24,201
General and administrative	10,351	8,042	33,217	24,176
Total operating expenses	33,598	25,502	104,086	73,488
Income (loss) from operations	(6,420)	1,360	(27,708)	(1,888)
Other income (expense):
Interest expense	(595)	(649)	(1,677)	(1,886)
Interest income	1,622	1,584	4,965	1,993
Other income (expense), net	1,208	(445)	4,600	(1,073)
Income (loss) before income taxes	(4,185)	1,850	(19,820)	(2,854)
Provision for (benefit from) income taxes	2,271	224	(2,169)	(1,620)
Net income (loss)	(6,456)	1,626	(17,651)	(1,234)
Foreign currency translation adjustment, net of tax	165	(758)	(856)	(1,427)
Unrealized gain (loss) on marketable securities	15	-	(26)	-
Net comprehensive income (loss)	$(6,276)	$868	$(18,533)	$(2,661)
Total revenue, net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Revenue, net
Product	$38,441	$36,389	$2,052	6%	$110,065	$104,963	$5,102	5%
Service	9,559	4,088	5,471	134%	24,717	10,737	13,980	130%
Total revenue, net	$48,000	$40,477	$7,523	19%	$134,782	$115,700	$19,082	16%
Total revenue, net increased by $7.5 million to $48.0 million, or 19%, and $19.1 million to $134.8 million, or 16%, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, respectively.
Product revenue increased by $2.1 million to $38.4 million, or 6%, and $5.1 million to $110.1 million, or 5%, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022 due to an increase of new product sales.
Service revenue increased $5.5 million to $9.6 million, or 134%, and $14.0 million to $24.7 million, or 130%, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. The increase was primarily due to instruments coming off warranty.

Revenue from the acquired FCI business was $6.8 million for the three months ended September 30, 2023 and $18.8 million for the nine months ended September 30, 2023, driven by product sales.
Total cost of sales, gross profit and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Cost of sales:
Product	$16,205	$10,606	$5,599	53%	$45,557	$34,153	$11,404	33%
Service	4,617	3,009	1,608	53%	12,847	9,947	2,900	29%
Total cost of sales	$20,822	$13,615	$7,207	53%	$58,404	$44,100	$14,304	32%
Gross profit	$27,178	$26,862			$76,378	$71,600
Gross margin	57%	66%			57%	62%
Total cost of sales increased by $7.2 million, or 53%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, and increased by $14.3 million, or 32%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase in cost of sales was driven by increases in product and service revenue, primarily due to higher material costs and unfavorable product mix for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022.
Total gross profit margin was 57% and 66% as a percent of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 57% and 62% for the nine months ended September 30, 2023 and 2022, respectively. Gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Product:
Revenue	$38,441	$36,389	$2,052	6%	$110,065	$104,963	$5,102	5%
Cost of sales	16,205	10,606	5,599	53%	45,557	34,153	11,404	33%
Product gross profit	$22,236	$25,783	$(3,547)	-14%	$64,508	$70,810	$(6,302)	-9%
Gross margin	58%	71%			59%	67%

Service:
Revenue	$9,559	$4,088	$5,471	134%	$24,717	$10,737	$13,980	130%
Cost of sales	4,617	3,009	1,608	53%	12,847	9,947	2,900	29%
Service gross profit (loss)	$4,942	$1,079	$3,863	358%	$11,870	$790	$11,080	1402%
Gross margin	52%	26%			48%	7%
Product revenue for three and nine months ended September 30, 2023 increased by 6% and increased by 5% respectively, as compared to the three and nine months ended September 30, 2022. Product cost of sales for the three and nine months ended September 30, 2023 increased by 53% and 33%, respectively, as compared to the same period in 2022. Product gross profit for the three and nine months ended September 30, 2023 decreased 14% and decreased by 9%, respectively, as compared to the three and nine months ended September 30, 2022. The lower product gross profit margins in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 were driven primarily by higher material costs and by less favorable instrument product mix following the FCI acquisition.
Service revenue for the three and nine months ended September 30, 2023 increased 134% and 130%, respectively, as compared to the three and nine months ended September 30, 2022. Service cost of sales for the three and nine months ended September 30, 2023 increased by 53% and 29% as compared to the same period in 2022.Service gross profit for the three and nine months ended September 30, 2023 increased 358% and 1402%, respectively, as compared to the three and nine months ended September 30, 2022. The higher service gross margins in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 were mainly driven by continued growth in the instruments installed base with more instruments coming off warranty and the addition of the FCI acquisition.

Operating expenses
Research and development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Research and development	$11,171	$8,650	$2,521	29%	$33,282	$25,111	$8,171	33%

Research and development expenses were $11.2 million for the three months ended September 30, 2023 as compared to $8.7 million for the three months ended September 30, 2022. The increase of $2.5 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses of $2.4 million, including stock-based compensation and other payroll costs. This was primarily due to increased headcount from the Luminex acquisition.
Research and development expenses were $33.3 million for the nine months ended September 30, 2023 as compared to $25.1 million for the nine months ended September 30, 2022. The increase of $8.2 million in research and development expenses was primarily due to an increase in headcount and personnel-related expenses of $7.8 million, including stock-based compensation and other payroll costs. This was primarily due to increased headcount from the Luminex acquisition.
The increase in research and development expenses for the three and nine months ended September 30, 2023 was primarily driven by costs relating to the FCI business. We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.
Sales and marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Sales and marketing	$12,076	$8,810	$3,266	37%	$37,587	$24,201	$13,386	55%

Sales and marketing expenses were $12.1 million for the three months ended September 30, 2023 as compared to $8.8 million for the three months ended September 30, 2022. The increase of $3.3 million in sales and marketing expenses was primarily due to an increase in headcount and personnel-related expenses of $2.4 million, including stock-based compensation and other payroll costs, and increase in trade shows and other sales and marketing costs of $0.6 million, and an increase in fixed assets and intangible asset amortization costs of $0.6 million. This was primarily due to increased headcount from the Luminex acquisition.
Sales and marketing expenses were $37.6 million for the nine months ended September 30, 2023 as compared to $24.2 million for the nine months ended September 30, 2022. The increase of $13.4 million in sales and marketing expenses was primarily due to an increase in headcount and personnel-related expenses of $9.7 million, including stock-based compensation and other payroll costs, and increase in trade shows and other sales and marketing costs of $1.5 million, and an increase in depreciation and amortization costs of $1.2 million. This was primarily due to increased headcount from the Luminex acquisition.
We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.
General and administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
General and administrative	$10,351	$8,042	$2,309	29%	$33,217	$24,176	$9,041	37%

General and administrative expenses were $10.4 million for the three months ended September 30, 2023 as compared to $8.0 million for the three months ended September 30, 2022. The increase of $2.3 million in general and administrative expenses was primarily due to an increase in general corporate personnel-related costs of $1.6 million, including stock-based compensation and other payroll costs, and other outside service increase of $0.7 million. This was primarily due to increased headcount from the Luminex acquisition.
General and administrative expenses were $33.2 million for the nine months ended September 30, 2023 as compared to $24.2 million for the nine months ended September 30, 2022. The increase of $9.0 million in general and administrative expenses was primarily due to an increase in legal and other professional service fees of $2.3 million, which includes $1.5 million related to the FCI acquisition in February 2023, increase in general corporate personnel-related costs of $5.4 million, including stock-based compensation and other payroll costs to support the growth of our overall operations. This was primarily due to increased headcount from the Luminex acquisition.
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
Interest expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Interest expense	$(595)	$(649)	$54	-8%	$(1,677)	$(1,886)	$209	-11%

Interest expense was $0.6 million and $1.7 million for the three and nine months ended September 30, 2023, respectively, as compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2022, respectively. The decrease during the three and nine months ended September 30, 2023 as compared to 2022 was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Interest income	$1,622	$1,584	$38	2%	$4,965	$1,993	$2,972	149%

Interest income was $1.6 million and $5.0 million for the three and nine months ended September 30, 2023, respectively, as compared to $1.6 million and $2.0 million for the three and nine months ended September 30, 2022, respectively. The increase in interest income was the result of higher interest earned on our cash and cash equivalents and short term investment due to an increase in interest rates as compared to 2022.
Other income (expense), net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Other income (expense), net	$1,208	$(445)	$1,653	-371%	$4,600	$(1,073)	$5,673	-529%

Other income, net was $1.2 million and $4.6 million for the three and nine months ended September 30, 2023, respectively, as compared to other expense, net of $0.4 million of expenses and $1.1 million of expenses for the three and nine months ended September 30, 2022, respectively. The income was primarily from the short-term investment.
Income Taxes

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%	2023	2022	Amount	%
Provision for (benefit from) income taxes	$2,271	$224	$2,047	914%	$(2,169)	$(1,620)	$(549)	34%

Provision for income taxes was $2.3 million and benefit from income taxes was $2.2 million for the three and nine months ended September 30, 2023, respectively, as compared to the provision for income taxes of $0.2 million and benefit from income tax of $1.6 million for the three and nine months ended September 30, 2022, respectively. The net change of provision of $2.0 million for the three months ended September 30, 2023 was primarily a result of more taxable income in the current quarter. The net benefit of $0.5 million for the nine months ended September 30, 2023 includes the third quarter tax increase offset by previous quarter tax benefit.

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
The following table presents a reconciliation of constant currency revenue to our reported net revenue for the periods indicated (in thousands, except percentages):

Revenue	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

As reported	$48,000	$40,477	$134,782	$115,700
Non-GAAP constant currency	47,703	40,501	135,903	117,647
FX Impact [$]	$(297)	$24	$1,121	$1,947
FX Impact [%]	(0.6%)	0.1%	(0.8%)	(1.7%)
Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of September 30, 2023 and December 31, 2022, we had approximately $288.0 million and $344.0 million, respectively, in cash and cash equivalents and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $13.9 million as of September 30, 2023.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(4,231)	$(18,424)
Investing activities	(122,960)	(4,845)
Financing activities	(8,058)	1,663
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(622)	(1,489)
Net decrease in cash, cash equivalents and restricted cash	$(135,871)	$(23,095)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $4.2 million including net loss of $17.7 million. We also incurred gain on investments, accretion and amortization, non-cash provision for excess and obsolete inventory, stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $5.3 million, $0.8 million, $16.4 million, $4.4 million, $2.4 million, and $1.3 million, respectively. Usage of cash included a decrease in lease liability of $2.2 million, an increase of inventories of $2.0 million and an increase in legal settlement liability of $0.4 million. Additionally, there was an increase of trade accounts receivable of $7.6 million, an increase in prepaid expenses and other assets of $2.3 million, an increase in accrued expenses and other liabilities of $0.6 million, an increase in deferred revenue of $7.2 million and an increase of trade accounts payables of $0.01 million.
Net cash used in operating activities for the nine months ended September 30, 2022 was $18.4 million. Net loss was $1.2 million; we also incurred non-cash stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $12.1 million, $1.7 million, $2.1 million, and $1.6 million, respectively. Usage of cash included an increase of inventories of $19.5 million, an increase of trade accounts receivable of $11.8 million due to an increase in sales, and a decrease in prepaid expenses and other assets of $15.0 million. This was partially offset by an increase of trade accounts payables of $2.8 million, an increase in deferred revenue of $6.5 million, an increase in accrued expenses and other liabilities of $2.8 million and an increase in the legal settlement liability of $0.5 million.
Investing activities
Net cash used in investing activities during the nine months ended September 30, 2023 was $123.0 million driven by purchase of property and equipment of $3.1 million, proceeds from maturities of marketable securities of $78.0 million, additional purchase of marketable securities of $152.6 million and purchases of business of $44.9 million, purchases of patents of $0.1 million, and payment of additional investments in Cytek Japan of $0.2 million.
Net cash used in investing activities during the nine months ended September 30, 2022 was $4.8 million driven by purchases of property and equipment of $3.2 million, purchase of patents $0.04 million and payment of investments of $1.6 million.

Financing activities
Net cash used in financing activities during the nine months ended September 30, 2023 was $8.1 million driven by the issuance of our common stock under our equity incentive plans of $1.1 million, offset by repayment of loan of $0.4 million, payments for taxes related to net share settlement of equity awards of $0.3 million and $9.4 million costs related to the repurchase of our shares.
Net cash provided by financing activities during the nine months ended September 30, 2022 was $1.7 million driven by issuance of our common stock under our equity incentive plans, as well as the shares issues related to purchase under the Employee Stock Purchase Plan, offset by taxes from net settlement of RSU release.

Contractual Obligations and Commitments
During the nine months ended September 30, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our 10-K and filed with the SEC on March 1, 2023.

Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023. There were no material changes to our critical accounting policies during the nine months ended September 30, 2023.

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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2023, we had cash and cash equivalents of $163.6 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of September 30, 2023.

Material Weaknesses
In connection with our financial statement close process for the year ended December 31, 2022, we identified deficiencies in the control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework that constitute material weaknesses, either individually or in the aggregate.
•Control environment – Management did not maintain an effective control environment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, the Company does not have a sufficient number of qualified resources within our accounting and IT function with the appropriate level of technical accounting or other requisite knowledge to (1) timely identify and assess accounting implications of transactions and (2) perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting.
•Control activities – Management did not design and implement effective control activities based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, these related to: (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action and relate to substantially all financial statement accounts and disclosures.
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

Remediation Plan and Status
We are committed to remediating the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. Management has implemented, and continues to implement, measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. During 2022 and the nine months ended September 30, 2023, we executed and will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:
•With support from external consultants, we will revise and improve the design of our controls, implement reviews and monitor the effectiveness of our system of internal controls, including GITCs.
•We will identify and assign qualified personnel to implement appropriate accountability for the design and operation of internal control over financial reporting and monitor the progress of remediation.
•We are committed to adding qualified personnel within our accounting and information technology functions.
•We will continue to revise and enhance the design of existing controls and implement new controls, update documentation, expand education and training, and strengthen supervisory reviews by our management.
•We strengthened, and will continue to strengthen, GITCs related to financial accounting and reporting systems including implementing monitoring controls as appropriate.
•We will continue to automate workflows and enhance oversight over the execution and review of manual journal entry controls and account reconciliations, and will continue to provide training for such enhanced oversight and review.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
•We have a limited operating history and only recently launched our commercial products, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. We have limited experience marketing and selling our products.
•We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from sales of our core Aurora and Northern Light systems, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue. Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.
•We rely on single source suppliers and, in some cases, sole source suppliers, for certain components and materials used in our systems and may not be able to find replacements or immediately transition to alternative suppliers, which could have an adverse effect on our business, financial condition and results of operations. On August 25, 2021, we and Cytek (Wuxi) Biosciences Co., Ltd, our China subsidiary (the “Subsidiary”), entered into a Supply Agreement (the “Coherent Agreement”) with Coherent NA, Inc. (“Coherent”). Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us and the Subsidiary, on a non-exclusive basis, laser products manufactured by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components.
•Our results of operations will be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
•Our business is dependent on adoption of our products by academic and government institutions, clinical research organizations, pharmaceutical companies and clinical laboratories for their research and development activities focused on cell analysis. If academic and government institutions, clinical research organizations, pharmaceutical companies and clinical laboratories are unwilling to adopt our products, it will negatively affect our business, financial condition, prospects and results of operations.
•If we are unable to manufacture our products in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.
•Our future success is dependent upon our ability to increase penetration in our existing markets and expand into adjacent markets. If we are unable to successfully expand our commercial operations, including hiring additional qualified sales representatives, technical applications specialists and customer support staff, our business may be adversely affected.
•We and our suppliers are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements. Our products may become subject to more onerous regulation by the FDA or other regulatory agencies in the future, which could increase our costs and delay or prevent sales of our products or commercialization of new products and product enhancements.
•Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of September 30, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 39.6% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
•If we are unable to obtain and maintain patent or other intellectual property protection for any of our current or future products, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our current or future products may be harmed.
•Our business currently depends significantly on research and development spending by academic institutions and government-owned institutions, a reduction in which could limit demand for our solutions and adversely affect our business and operating results.
•International operations and expansion of our international business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
•The market for cell analysis technologies and life sciences tools, including flow cytometry, is rapidly evolving and highly competitive. If we are unable to successfully develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors, make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships, and develop and capitalize on markets, technologies or partnerships, our business could suffer.
•If our products do not perform as expected, our operating results, reputation and business will suffer.
•We may acquire other businesses or form other joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
•If we are unable to expand or leverage the number of peer-reviewed articles published using data generated by our products or otherwise increase brand awareness, the demand for our products and our business may be adversely affected.
•We have increased the size of our organization and expect to further increase it in the future, and we may experience difficulties in managing our growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.
•We rely on distributors for sales of our products in certain geographies outside of the United States. If we are unable to secure additional distributors or maintain good relationships with our existing distributors, or if such distributors do not perform adequately or effectively, our business could suffer.
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•We may need to raise additional capital to fund our existing operations, develop our products and/or expand our operations.
•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products and services, limit their use or adoption, and otherwise negatively affect our operating results and business.

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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 42% and 47% of our revenue came from sales to academic and government-owned institutions and 58% and 53% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended September 30, 2023 and 2022, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Our primary strategy to grow our revenue is to take a stepwise approach to market our products across key stakeholders in flow cytometry and cell analysis, such as academic and government institutions, clinical research organizations, pharmaceutical companies and clinical laboratories. While the number of customers using our products has increased in recent years, many academic and government institutions, clinical research organizations, pharmaceutical companies and clinical laboratories have not yet adopted our products, and such institutions and companies may choose not to adopt our products for a number of reasons, including:
•inadequate recruiting or training of talented sales force in existing and new markets to facilitate outreach and further adoption and awareness of our products;
•lack of experience with our products for cell analysis;

•perceived inadequacy of evidence supporting benefits or cost-effectiveness of our products over existing alternatives;
•liability risks generally associated with the use of new products and processes;
•the training required to use new products;
•a decrease or delay in the research and development activities using our products;
•competing products and alternatives; and
•introduction of other novel alternative products for cell analysis.
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
Approximately 42% and 47% of our revenue came from sales to academic and government-owned institutions in the three months ended September 30, 2023 and 2022, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•decreases in government funding of research and development;
•changes to programs that provide funding to research laboratories, hospitals and related institutions, including changes in the amount of funds allocated to different areas of research or changes that have the effect of increasing the length of the funding process;
•macroeconomic conditions and the political climate;
•scientists’ and customers’ opinions of the utility of new products or services;
•changes in the regulatory environment;
•differences in budgetary cycles;
•competitor product offerings or pricing;
•market-driven pressures to consolidate operations and reduce costs; and
•market acceptance of relatively new technologies, such as ours.
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
We currently have significant international operations and our business strategy incorporates further international expansion. We currently maintain relationships with distributors and suppliers outside of the United States and may in the future enter into new distributor and supplier relationships outside of the United States. In addition, we currently have manufacturing operations in both the United States and China. Doing business internationally involves a number of risks, including:
•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, tariffs, economic sanctions and embargoes, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us or our distributors to obtain approvals to conduct our business in various countries;
•differing intellectual property rights;
•complexities and difficulties in obtaining intellectual property protection, enforcing our intellectual property and defending against third party intellectual property claims;
•difficulties in staffing and managing foreign operations;
•logistics and regulations associated with shipping systems and parts and components for our products, as well as transportation delays;
•travel restrictions that limit the ability of marketing, presales, sales, services and support teams to service customers;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•international trade disputes that could result in tariffs and other protective measures;
•natural disasters, political and economic instability, including wars, terrorism and political unrest such as the ongoing war in Ukraine, the Israel and Palestine conflict, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (the “FCPA”), its books and records provisions, or its anti-bribery provisions.
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
Our competitors and potential competitors may enjoy a number of competitive advantages over us, including:
•longer operating histories;
•larger customer bases;
•greater brand recognition and market penetration;
•greater financial resources and capabilities;
•greater technological and research and development resources;
•larger intellectual property portfolios;
•better system reliability and robustness;
•greater selling and marketing capabilities; and
•better established, larger scale and lower cost manufacturing capabilities.
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
Products from our research and development programs will take time and considerable resources to develop, and may include improvements or changes to our current products, and we may not be able to complete development and commercialization of new or enhanced products on a timely basis, or at all. There can be no assurance that our research and development efforts will produce commercially viable products and solutions and before we can commercialize any new products, we will need to expend significant funds to, for example:
•conduct substantial research and development;
•obtain necessary regulatory approval;
•further develop and scale our laboratory, engineering and manufacturing processes to accommodate different products;
•source and enter into agreements with new suppliers; and
•further develop and scale our infrastructure.

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
Our customers may discover defects in our products after the products have been fully installed and operated. In addition, some of our products include components from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:
•loss of customers or orders;
•increased costs of warranty expenses;
•damage to our brand reputation;
•failure to attract new customers;
•diversion of development, engineering and manufacturing resources;
•regulatory actions by governmental authorities; and
•legal actions by our customers.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of September 30, 2023, we had accrued approximately $2.8 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of September 30, 2023, there have been more than 1,450 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
As of September 30, 2023, we had 688 full-time employees worldwide. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
Our present and future funding requirements will depend on many factors, some of which are beyond our control, including:
•our ability to achieve and maintain revenue growth;
•the cost of expanding our operations, including our sales and marketing efforts;
•our rate of progress in launching and commercializing new products, and the cost of the sales and marketing activities associated with, establishing adoption of our products;
•our rate of progress in, and cost of research and development activities associated with, products in research and development;
•the effect of competing technological and market developments;
•the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products;
•the costs associated with any product recall that may occur;
•costs related to domestic and international expansion;
•the costs of attaining, defending and enforcing our intellectual property rights; and
•the terms and timing of any other collaborative, licensing and other arrangements that we may establish.
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
In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine, the Israel and Palestine conflict, government actions implemented as a result of either of the foregoing, as well as tensions with and economic uncertainty in China, inflation, rising interest rates and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the level of demand for any of our products, which may vary significantly;
•the timing and cost of, and level of investment in, research, development, manufacturing, regulatory approval and commercialization activities relating to our products, which may change from time to time;
•the size, seasonality and customer mix of the cell analysis market;
•sales and marketing efforts and expenses;
•the rate at which we grow our sales force and the speed at which newly-hired salespeople become effective;
•changes in the productivity of our sales force;
•the effectiveness of our distribution partners in selling our products;
•positive or negative coverage in the media or publications of our products or competitive products;
•the cost of manufacturing our products, which may vary depending on the quantity of production and the terms of our arrangements with our suppliers;
•the degree of competition in our industry and any change in the competitive landscape of our industry, including the introduction of new products or enhancements or technologies by us or others in the cell analysis market and competition-related pricing pressures;
•changes in governmental regulations or in the status of our regulatory approvals or applications;
•future accounting pronouncements or changes in our accounting policies;
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting the industry in which we do business, including those related to widespread health crises;
•future global financial crises and economic downturns, including those caused by widespread public health crises;
•economic factors, including changes in inflation, interest rates, foreign currency rates, liquidity concerns at, and failures of, banks and other financial institutions and the potential effect of such factors on revenues and expenses; and

•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
The marketing, sale and use of our products could lead to the filing of product liability claims where someone may allege that our products identified inaccurate or incomplete information or otherwise failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•substantial litigation costs;
•distraction of management’s attention from our primary business;
•the inability to commercialize our products or new products;
•decreased demand for our products;
•damage to our business reputation;

•product recalls or withdrawals from the market;
•loss of sales; or
•termination of existing agreements by our partners and potential partners failing to partner with us.
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
We face a variety of evolving threats, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, employees working from home, while in transit and in public locations poses increased risks to our information technology systems and data when utilizing network connections, computers, and devices outside our premises or network.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform. We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities in our information technology systems because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose a material risk to our business.
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
A substantial amount of our revenues is derived from international operations, and we anticipate that a significant portion of our sales will continue to come from outside the United States in the future. As we have experienced in the nine months ended September 30, 2023, where our prices are denominated in U.S. dollars, our sales and revenues could be adversely affected by declines in foreign currencies relative to the U.S. dollar. The revenues we report with respect to our operations outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact. Any hedging activities we engage in may only offset a portion of the adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can mitigate these risks.
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
Any medical device we market will be subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, unless exempt, we and our suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications for repair, replacement or refunds;
•recall, detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;
•withdrawal of 510(k) clearances on PMA approvals that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy and security laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. The California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information, such as those noted below. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency, the California Privacy Protection Agency, to implement and enforce the law, which could increase the risk of an enforcement action. Other states, such as Virginia, Colorado, Utah, and Connecticut, have enacted comprehensive data privacy and security laws. Similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. If we become subject to new data privacy and security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors), increasing legal risk and compliances costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”), (collectively, “GDPR”) impose strict requirements for processing the personal information of individuals located, respectively within the European Economic Area (“EEA”) and the United Kingdom (“UK”). For example, violations of the GDPR can result in, temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. Other countries outside of Europe have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, which could increase the cost and complexity of delivering our services and operating our business. For example, China’s Personal Information Protection Law (“PIPL”) broadly regulates data privacy and security practices and imposes strict requirements for processing personal information. As another example, Canada has enacted the Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, which broadly regulate the Processing of personal information and impose compliance obligations and penalties comparable to those of European data privacy and security laws. Complying with these and other similar laws and regulations (to the extent applicable) may cause us to incur substantial operational costs or require us to change our business practices, and could lead to material fines, penalties and liability.

In addition, many jurisdictions have enacted data localization laws and cross-border persona information transfer laws. These laws may make it more difficult for us to transfer personal information across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the EU GDPR and UK GDPR generally restrict the transfer of personal information to the United States and other countries that are viewed by some regulators as to not generally provide an adequate level of data privacy and security. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or other countries. In addition to European restrictions on cross-border transfers of personal information, other jurisdictions have enacted or are considering similar cross-border personal information transfer laws and local personal information residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense; increased exposure to regulatory actions; and substantial fines and penalties. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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

Our obligations related to data privacy and security (and consumers’ data privacy and security expectations) are quickly changing in an increasingly stringent fashion and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture and business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight, bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our business model or operations.
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
•the Anti-Kickback Statute, which prohibits, among other things, knowingly and willingly soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of a person, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the FCA. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there may be limited or no exception or safe harbor for many common business activities. Certain common business activities including, certain reimbursement support programs, educational and research grants or charitable donations, and practices that involve remuneration to those who prescribe, purchase or recommend medical devices, including discounts, providing items or services for free or engaging such people as consultants, advisors or speakers, may be subject to scrutiny if they do not fit squarely within any available exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Our business may not in all cases meet all of the criteria for statutory exception or regulatory safe harbor protection from anti-kickback liability;
•the federal civil False Claims Act, or the FCA, which prohibits, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds and knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Actions under the FCA may be brought by the government or as a qui tam action by a private person in the name of the government. These people, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any monetary recovery. Many medical device manufacturers have been investigated and have reached substantial financial settlements with the federal government under the FCA for a variety of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses and interactions with prescribers and other customers, including those that may have affected their billing or coding practices and submission of claims to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory monetary penalties for each false or fraudulent claim or statement. Because of the potential for large monetary exposure, life sciences companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Settlements may require companies to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Medical device manufacturers and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
•HIPAA, which imposes criminal and civil liability for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making a materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•various state laws govern the privacy and security of personal information, including the California Consumer Protection Act, or CCPA, which became effective January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches;
•the federal Physician Payments Sunshine Act, implemented as Open Payments, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions to CMS, information related to payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, which are state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Including rights acquired in connection with the acquisition of the FCI business unit, as of September 30, 2023, we own 33 issued U.S. utility patents, nine issued Japan utility patents, seven issued European utility patents, three issued China utility patents, one Canada utility patent, one India utility Patent, two Australian utility patents, and three Singapore utility patents. We have 54 pending utility patent applications, including 32 utility patent applications in the United States, two international utility patent applications, eight utility patent applications in the European Union, seven utility patent applications in China, and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of September 30, 2023, our Shanghai subsidiary owns 14 issued utility patents and three issued invention patent and has eight pending invention patent applications, and our Wuxi subsidiary owns 37 issued patents and has seven pending patent applications, including two pending utility model patent applications and five pending invention patent applications.
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
Risks Related to Ownership of Our Common Stock
Our stock price may continue to be volatile, and our stockholders may not be able to resell shares of our common stock at or above the price they paid.
The market price of our common stock has been and may continue to be highly volatile and may further fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:
•the degree and rate of market adoption of our products;
•variance in our financial performance from expectations of securities analysts or investors;
•actual or anticipated fluctuations in our financial condition and results of operations, including as a result of anticipated or unanticipated demand based on seasonal factors;
•changes in our projected operating and financial results;
•actual or anticipated fluctuations in our operating results;
•developments or disputes concerning our intellectual property or other proprietary rights;
•significant lawsuits, including patent or stockholder litigation;
•negative publicity associated with issues related to our products;
•changes in senior management or key personnel;
•future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases;
•the trading volume of our common stock;
•our ability to obtain and maintain regulatory approvals for our products;
•changes in laws or regulations applicable to our products;
•adverse developments concerning any of our third-party distribution partners and suppliers, including our single and sole-source suppliers;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•our inability to engage additional distribution partners and establish collaborations, if needed;
•performance or news releases by other companies in our industry including about adverse developments related to safety, effectiveness, accuracy and usability of their products, reputational concerns, regulatory compliance, and product recalls;

•general economic, regulatory and market conditions, including economic recessions or slowdowns, the ongoing war in Ukraine and the general inflationary environment; and
•other events or factors, many of which are beyond our control.
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
Based on the number of shares of common stock outstanding as of September 30, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 39.6% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president, or by a majority of the total number of authorized directors;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue redeemable convertible preferred stock on terms determined by the board of directors without stockholder approval and which redeemable convertible preferred stock may include rights superior to the rights of the holders of common stock.
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
As of December 31, 2022, we had no federal and state NOL carryforwards, except in California. The California NOLs will begin to expire in calendar year 2036, unless previously utilized. These California NOLs could expire unused and be unavailable to offset future income tax liabilities.

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
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•limitations or adverse findings regarding our ability to do business in some jurisdictions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On May 17, 2023, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. As of September 30,2023, there was approximately $40.6 million remaining under this program.
The following table provides information with respect to the shares of the Company's common stock repurchased from the beginning of the repurchase start to the end of September 30, 2023.
(Except for the share amount and average price per share, dollar value in thousands)

	Total number of shares repurchased	Average price paid per share	Cost of buyback shares	Total number of shares purchased as part of publicly announced plans or programs	Cumulative Cost of buyback shares	Maximum dollar that may yet be purchased under the plans or programs
May 2023	100,623	$7.72	$782	100,623	$782	$49,218
June 2023	25,159	7.95	199	125,782	981	49,019
July 2023	—	—	—	125,782	981	49,019
August 2023	295,574	7.73	2,269	421,356	3,250	46,750
September 2023	859,655	7.14	6,159	1,281,011	9,409	40,590
Year to Date Total	1,281,011	$7.33	$9,409	1,281,011	$9,409	$40,590
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

Cytek Biosciences, Inc.

Date: November 14, 2023	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Patrik Jeanmonod
Patrik Jeanmonod
Chief Financial Officer (Principal Financial and Accounting Officer)