Form 10-K
period 2023-12-31
Cytek Biosciences, Inc.
filed 2024-03-13
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40632
____________________________________
CYTEK BIOSCIENCES, INC.
(Exact name of Registrant as specified in its Charter)
____________________________________

Delaware	47-2547526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47215 Lakeview Blvd. Fremont, California	94538
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (877) 922-9835
____________________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.03 billion, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 16, 2024 was 130,824,069.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations, financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” “become,” “forecast,” or the negative of these words or other similar terms or expressions.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, regarding, among other things:
•our expected future growth;
•the size and growth potential of the markets for our products, and our ability to serve those markets;
•our ability to accurately forecast demand for our products;
•general economic and market conditions, including as a result of infectious disease outbreaks, seasonal demands, regulatory matters, economic recessions or slowdowns, the ongoing war in Ukraine and the general inflationary environment;
•the rate and degree of market acceptance of our products;
•the expected future growth of our sales and marketing organization;
•the performance of, and our reliance on, third parties in connection with the commercialization of our products, including single-source suppliers and, in some cases, sole source suppliers;
•our ability to accurately forecast and manufacture appropriate quantities of our products to meet commercial demand;
•our ability to integrate the businesses we acquire and to achieve and recognize the anticipated benefits of the transaction;
•regulatory developments in the United States and foreign countries;
•our ability to retain regulatory approval for our products or obtain regulatory approval for new products in the United States and in any foreign countries in which we make seek to do business;
•our research and development for existing products and any future products;
•the development, regulatory approval and commercialization of competing products;
•our ability to retain and hire senior management and key personnel;
•our ability to develop and maintain our corporate infrastructure, including our ability to remediate our existing material weaknesses and to design and maintain an effective system of internal controls;
•our financial performance and capital requirements; and
•our expectations regarding our ability to obtain and maintain intellectual property protection for our products, as well as our ability to operate our business without infringing the intellectual property rights of others.
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
“Cytek,” “Cytek Aurora,” “Northern Lights,” “Cytek Northern Lights,” “NL-CLC,” “Cytek Orion,” “Amnis,” “Guava,” “ImageStream,” “Muse,” “easyCyte,” “Tonbo,” “SpectroFlo,” “SpectroPrep,” “Similarity,” “Complexity,” “cFluor,” “FSP,” “Full Spectrum Profiling,” and “DxP Athena” are trademarks of the Company. All other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, the trademarks and trade names referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

PART I.
Item 1. Business
Overview
We are a leading cell analysis solutions company advancing the next generation of cell analysis tools with our novel technical approach of leveraging the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP” technology). Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications.
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
Full Spectrum Profiling™ (FSP™) Technology
Our patented FSP technology optimizes sensitivity and accuracy through its unique optical and electronic designs that utilize an innovative method of light detection and distribution to a specifically selected number and type of detectors. This patented optics design enables researchers to effectively collect the full range of light emissions in an extremely compact space, resulting in higher resolution and enabling the development of highly complex assays with more than 40 different colors (individual fluorochromes), supporting more than 40 biomarkers within just a single tube.
Our core FSP systems, the Cytek Aurora™ and Northern Lights™ flow cytometers, deliver high-resolution, high-content and high-sensitivity cell analysis and address the inherent limitations of other technologies by providing a higher level of multiplexing with exquisite sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Additionally, our Cytek Aurora cell sorter (“Aurora CS” system) leverages our FSP technology to further broaden our potential applications across cell analysis by enabling the same number of parameters with the same sensitivity as the Cytek Aurora cell analyzer system. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo® software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers.
Since our first U.S. commercial launch in mid-2017 through December 31, 2023, we have sold and deployed our instruments to customers around the world, including pharmaceutical companies, biopharma companies, academic research centers, and clinical research organizations (“CROs”). Our solutions have enabled researchers to make significant scientific advances in key areas of medical discovery (such as oncology, immunology and infectious diseases) in addition to empowering improved downstream cell analysis with complementary cell analysis technologies (such as next-generation sequencing (“NGS”)). We believe that our innovative FSP and targeted cell isolation technology has the potential to accelerate scientific discovery and have a profound impact on the understanding of cell biology, immunotherapy, and targeted therapeutic approaches (personalized medicine). Further, there has been a meaningful acceleration in the rate of publications generated to showcase our technology, with over 1,650 peer-reviewed articles published, including many prominent journals, across a wide range of applications including oncology, infectious diseases, immunology, immunotherapy and immuno-oncology.
Our FSP platform was purpose-built to advance the next generation of cell analysis by delivering deep insights, high-throughputs and ease-of-use. Our FSP platform is designed to offer the following key benefits:
•Ultra-sensitive: resolve the most challenging cell populations (such as cells with high autofluorescence or low levels of expression of key biomarkers) by providing high-resolution data at the single-cell level with an optimized signal-to-noise ratio.
•Deep, high integrity content: allow development of highly complex assays through access to more than 40 different colors and thus, supporting more than 40 biomarkers in a single tube without sacrificing precision and throughput to gain a deeper understanding of biological systems and arrive at faster and more accurate diagnoses in clinical settings.

•Flexible and compatible: enable a single configuration across a wide range of reagents and applications, full backwards compatibility across panels, and greater leverage for downstream analysis with complementary technologies, including NGS.
•Efficient and compact: improve costs and save time while maintaining industry-leading performance and efficient workflows that limit consumables usage and reduce labor costs—all within a highly compact footprint minimizing space requirements for laboratories.
•Integrated and intuitive: provide fully-integrated workflows through a suite of solutions that include instruments, accessories, reagents and kits, software and services. Our proprietary tools and the intuitive functionality of our proprietary SpectroFlo software coupled with a user-friendly interface allow for enhanced ease-of-use and minimal operator training.
Flow Cytometry and Imaging (FCI) Business
On February 28, 2023, we completed the acquisition of certain assets (the “FCI Acquisition”) relating to the flow cytometry and imaging business of Luminex Corporation (“Luminex”), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis®- and Guava®-branded instruments, and flow cytometry reagent products and services (the “FCI Business”). The acquired FCI Business includes conventional flow and image-based flow cytometry instrumentation and related products and services (the “FCI Products”), which provide insights into all facets of cellular phenotypes and morphology.
By adding first-to-market Amnis imaging flow cytometers to our cell analysis solutions, we plan to provide researchers and scientists with tools that combine high-resolution cell images with the speed, sensitivity and phenotyping abilities of flow cytometry. Amnis instruments and applications are important tools in the investigation of cell morphology, intracellular translocation and cell-cell interaction in a variety of research areas, including immunology, neurobiology, stem cell research and cell biology.
The addition of Guava flow cytometers expands our core instrument offerings, adding cost-effective, entry-level and personal instrument options with microcapillary-based fluidics for cell analysis. The Guava microcapillary-based flow cytometers are mainly adopted by entry to mid-range flow cytometry users who are looking for easy-to-use and cost-effective solutions for applications such as cell counting, cell biology and lower-plex immunophenotyping.
Over 7,000 Amnis and Guava systems have been sold and deployed in academic and industry laboratories worldwide, with more than 1,500 active customers in more than 70 countries. The acquisition supports our plan to develop new products and capabilities with flow cytometry and imaging technology, expand our reach and offerings into customer segments previously underserved, and increase the efficiency of our operations.
Our Competitive Strengths
We aim to transform the cell analysis market by continuing to build upon our success as a leading platform of innovative solutions by leveraging our key competitive strengths, which include:
•Our novel, patented FSP platform delivers high-resolution, high-content and high-sensitivity cell analysis by utilizing the full spectrum of fluorescent signatures.
•Our solutions address many of our customers’ unmet needs.
•Our complete offering is available across a range of price points while consistently delivering high performance.
•Our diversified customer base and breadth of relationships and scientific validation.
•Our global scale and reach.
We believe the combination of our people and our global reach will enable us to continue to execute on our growth strategies, stay ahead of competition and remain at the forefront of innovation in cell analysis. Our leadership team has extensive track records in the life sciences and technology sectors. As of December 31, 2023, our multidisciplinary group of over 676 employees includes employees with expertise across optics, electronics, fluidics, computer sciences, chemistry, biology, and medical sciences. Our worldwide commercial team of 254 employees and our research and development team of 164 employees have significant expertise, industry experience and collaborative relationships with key opinion leaders (“KOLs”), industry leaders, innovators and potential customers.
We have a long history of providing high-quality and efficient customer service and our product development efforts reflect our deep understanding of our customers’ needs. One of our key differentiators is our customer-facing technical team, which collaborates closely with our customers to identify and find solutions for unmet needs across the market. We collaborate closely with KOLs, generating relevant data and publications to demonstrate not only the feasibility, but also the quality of our approach. We plan to continue executing on our strategy to accelerate our growth by driving adoption of our solutions, inspiring innovation, investing in integrated workflow solutions, and driving application development and adoption in clinical markets.
We believe our financial results reflect the significant market demand for our product offerings and adoption of our FSP technology: our strong financial profile is differentiated by the combination of our scaled revenue base, revenue growth and cash balance. Our revenue for fiscal years 2023, 2022 and 2021 was $193.0 million, $164.0 million, and $128.0 million, respectively. We generated net loss of $12.1 million for fiscal year 2023 and net income of $2.5 million and $3.0 million for fiscal years 2022 and 2021, respectively. Our cash and cash equivalents were $167.6 million, $299.5 million and $364.6 million on December 31, 2023, 2022 and 2021, respectively.
Our Strategy
Our strategy includes the following core elements:
•Accelerate adoption of our solutions. To continue driving adoption of our solutions and to support our leading global brand, we intend to maximize the effectiveness of our sales infrastructure, including our sales representatives, technical applications specialists and customer support staff, in addition to increasing marketing efforts. This investment will also support our entry into new markets as we rollout new solutions and applications and appropriately manage inbound interest from new customers.
•Continue to innovate and offer our customers best-in-class solutions. Our development efforts focus on value-additive features and enhancements to meet the growing needs of the cell analysis market. These efforts drive continued innovation across our proprietary reagents, software and services offerings, in addition to new instrumentation releases, such as the Aurora CS and the recently launched Cytek Orion™ reagent cocktail preparation system.
•Invest in integrated workflow solutions to drive pull-through from our consumables and services. Our overarching goal is to become a comprehensive solutions provider to our customers by delivering a fully-integrated offering of instruments, accessories, consumables, software and services. As we continue to penetrate our addressable markets, we can leverage our growing installed base to drive consumable pull-through and recurring revenue.
•Drive clinical research application development. We are deeply committed to developing our platform’s clinical research applications, and in particular, within disease detection, diagnosis, and treatment monitoring. We also focus on areas where we can leverage the combination of our platform with complementary cell analysis technologies (such as NGS) to produce differentiated outcomes with greater sensitivity, such as with minimal residual disease (“MRD”) testing. We can provide insights to clinicians to facilitate personalized medicine for patients, as well as facilitate biopharma’s research and development efforts to develop the next-generation of targeted therapies. Our Northern Lights CLC system has been registered or approved for clinical use in the European Union and China and we plan to continue generating supporting publications and data, as well as pursue any required regulatory approvals for clinical use in the United States.
Our Market Opportunity and Industry Background
Our market opportunity. Within the life sciences technology market, flow cytometry technologies currently provide solutions, including cell proliferation, cell counting, cell identification, cell quality control and single- cell applications, largely within the global cell analysis market. However, we believe that, driven by enhanced capabilities, our products have the potential to capture an increasingly greater share of the total addressable market by accessing the entire cell analysis market. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. Thus, we believe our potential total addressable market is larger than the current cell analysis market, which excludes new and existing markets addressable by our platform, such as clinical research applications within immunotherapy, immuno-oncology, bio-processing, infectious diseases and immuno-deficiencies. In addition, the combination of our platform with complementary, downstream cell analysis technologies is expected to provide additional areas for new applications—for example, combining FSP technology with NGS has demonstrated an improved ability to predict leukemia relapse after therapy (such as MRD testing) and served to support the use of our technology within personalized medicine. As our products are further validated through the continued acceleration of peer-reviewed publications in new applications, we expect our total addressable market to expand.
Complementary technologies to FSP and multi-omics applications. Since our FSP platform provides highly complex data down to single-cell resolution at a rapid speed, it is inherently well-suited to drive more targeted and efficient downstream analyses for other single-cell technologies, such as NGS, single-cell capture and sample preparation, high-resolution microscopy (such as mass imaging cytometry, super resolution microscopy, confocal microscopy and high-throughput screening platforms), and micro and optofluidic systems. FSP technology is highly complementary to single-cell genomics applications utilizing NGS as it can be used earlier in workflows to rapidly phenotype and isolate living cell populations to the single-cell level with highly multiplexed proteomic data. These cells can then be transferred from our instrument into NGS systems to correlate proteomic and genomic expression, which in turn enables researchers to develop novel drug targets for therapeutics and clinicians to drive outcomes for patients through more informed treatment decision-making. For example, a peer-reviewed article published in the Biology of Blood and Marrow Transplantation journal recognized that combining multiparameter flow cytometry with NGS resulted in an improved ability to predict leukemia relapse after therapy, demonstrating strong potential utility in the large and growing market for MRD testing. With MRD, end users require high sensitivity and standardization, which makes our FSP technology ideal in addressing these challenges. According to a global MRD testing market report by BIS Research in December 2020, flow cytometry technology has the largest market share in MRD testing among relevant technologies, including NGS, polymerase chain reaction and others.
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
OUR PRODUCTS
We are a leading cell analysis solutions provider that develops compact, cost-effective instruments with high multiplexing capability, and we offer a wide range of services to support scientists and clinicians. Our products are used in the world’s most renowned pharmaceutical and clinical research organizations, as well as premier academic and research institutions.
Cytek Aurora and Cytek Northern Lights™ Systems
Our Cytek Aurora and Cytek Northern Lights systems were commercially launched in June 2017 and October 2018, respectively. Both instruments are highly flexible, intuitive, and ultra-sensitive full spectrum flow cytometers, utilizing state-of-the-art optics and low-noise electronics to provide excellent sensitivity and resolution, allowing researchers to resolve rare cell populations that were previously challenging to resolve. The optics and electronics designs, combined with flat-top beam profiles and a unique vacuum fluidics system, translate to outstanding performance from low to high sample flow rate, analyzing up to 35,000 events per second with certain configurations. Additionally, our optical design and unmixing algorithm make the instrument amenable to a wide array of applications and fluorochrome options, all without needing to reconfigure the instrument hardware as would otherwise be required on a conventional flow cytometer (“CFC”). Our Cytek Aurora and Northern Lights systems are used in the study of infectious diseases, immunology, immunotherapy, immuno-oncology, oncology, inflammation, and drug discovery.
The Cytek Aurora system is available with three to five lasers and can detect more than 40 biomarkers in one sample tube. The Northern Lights system is available with one to three lasers and can detect more than 24 biomarkers in one sample tube. Both instruments are upgradeable based on the desired number of lasers, which drives greater or less access to biomarkers. In addition, both instruments incorporate our SpectroFlo® software, which offers an intuitive workflow from quality control to sample acquisition to data analysis, with technology- enabling tools that simplify running applications.
The Northern Lights CLC (NL-CLC™) system was registered in the European Union in compliance with Regulation (EU) 2017/746 on In Vitro Diagnostic Medical Devices in November 2023. This registration enables the Northern Lights CLC system to be marketed for clinical use in the European Union and in other countries around the world that accept the Certification of Free Sale issued from an EU Competent Authority. The Northern Lights CLC system is also registered as a Class II In Vitro Diagnostic Medical Device in China.
Cytek Aurora CS System
Key to the discovery of unraveling cellular complexity is the ability to perform additional downstream genomic and proteomic studies on the specific subsets identified using high dimensional phenotyping approaches. Our Aurora CS system was commercially launched in June 2021 and is the first highly flexible, intuitive and ultra-sensitive cell sorter that leverages the detection and sensitivity capabilities of our FSP technology to isolate living cell populations from lower to higher complexity panels beyond 40 biomarkers. Our FSP technology enables the processing of a tremendous amount of highly complex information to provide real-time unmixing and sorting capabilities at the field-programmable gate array level. The implications are significant in terms of flexibility and user experience, including experiment workflow transportability and assay reproducibility, enabling a 40-biomarker assay to be run in both the Cytek Aurora and the Aurora CS systems, with similar results. With our technology, users can first identify cell populations and then isolate the live cells for downstream studies, such as single-cell RNA sequencing, proteomics, and cell biology. We believe this new technology will enable users to gain a deeper level of cell classification, take advantage of key trends and scientific expansion, and allow for greater clinical research applications, such as with MRD, cell analysis and disease discovery.
Unlike other high-capacity sorters, we believe the Aurora CS system is the only cell sorter that can accommodate the same number of parameters with the same sensitivity as the Cytek Aurora system and isolate living cell populations of interest using the same panel and without having to alter the optical configuration, while also being able to sort panels designed for conventional analyzers.
Cytek Amnis ImageStream® Imaging Flow Cytometer
The Cytek Amnis ImageStream imaging flow cytometer includes multiple configurations to fit specific research needs and combines speed, sensitivity, and phenotyping abilities of flow cytometry with high resolution images and functional insights of microscopy. This unique combination enables a broad range of applications that would be impossible using either technique alone.
The ImageStreamX Mk II system is a benchtop, multispectral, imaging flow cytometer designed for the rapid acquisition of millions of cells with up to 12 channels of cellular imagery. It collects large numbers of digital images, performs spectral compensation and provides high quality images of every cell in your sample. Combined with our advanced AI-assisted image analysis software where each object is quantified for hundreds of parameters using not only fluorescence intensity but the spatial location of that fluoresced as well, the ImageStream system provides an unprecedented level of cellular information.
Cytek Guava Muse® Cell Analyzer
The Cytek Guava Muse cell analyzer is a compact, easy-to-use benchtop device with a user-friendly touchscreen interface and intuitive cell analysis software. The Muse system delivers high-performance cell analysis using a microcapillary technology and miniaturized optics. Laser-based fluorescence detection of each cell event can evaluate up to three cellular parameters, providing more quantitative results than non-flow based imaging systems.
Cytek Guava easyCyte™ Flow Cytometer
The Cytek Guava easyCyte flow cytometer is a highly dynamic benchtop system with great sensitivity and optional high-throughput capabilities powered by intuitive software. The system’s flexible configuration provides for up to three lasers and 14 parameters and its innovative microcapillary technology provides for direct absolute counting with industry-leading precision.
Cytek Orion™ Reagent Cocktail Preparation System
The Cytek Orion reagent cocktail preparation system enables researchers to fully automate the preparation of antibody cocktails for flow cytometry. With the ability to concoct cocktails comprising of up to 60 individual antibodies, hands-on time is saved, allowing for increased efficiency and accuracy in the lab. The Cytek Orion reagent cocktail preparation system features robust, reliable cocktail preparation that eliminates potential user errors and pipetting mistakes; fast cocktail preparation that saves precious time in the lab; a robotic interface that allows for a decrease in repetitive motion from pipetting multi-color panels; and cooling and light protection to keep reagents stable.
Automated Micro-Sampling System and Automated Sample Loader System
Our Automated Micro-Sampling (“AMS”) system and Automated Sample Loader (“ASL”) system were commercially launched in 2018 and 2021, respectively. The AMS and ASL systems are automated loaders designed to integrate seamlessly into the Cytek Aurora and Northern Lights systems, increasing sample throughput and adding automation capabilities to our FSP systems. The systems offer preset settings for ease of use, but also allow researchers to customize and fine-tune the systems for their unique experimental requirements. Their reliable 96-well plate acquisition solution increases productivity. The ASL adds additional compatibility with 96 deep-well plates, 38 well plates and 40-tube racks. Both systems have three throughput modes (high-throughput, default, low carryover) to meet changing customer priorities.
Reagents and Kits
We launched our cFluor® reagent products to provide additional options for researchers and clinical laboratories when choosing which biomarkers to run together in a panel, particularly since our Cytek Aurora, Northern Lights and

Aurora CS systems allow for more fluorochromes to be run together than was previously commercially available. Our cFluor reagents are fluorochrome conjugated antibodies used to identify cells of interest for analysis on our instruments. Our technology was able to inform our fluorochrome development through the identification of areas within the spectrum for which there were currently no available fluorochrome options.
We offer and continue to develop cFluor® immunoprofiling kits, which include the cFluor reagents and tools necessary to simplify the workflow from sample preparation to data analysis. Our 14-color immunoprofiling kit is designed to distinguish different subsets of T, B and natural killer (“TBNK”) cells, our 25-color immunoprofiling assay provides a turnkey solution for identifying major human immune subpopulations for TBNK cells, monocytes, dendritic cells, and basophils, and our 13-color human B cell monitoring kit provides a turnkey solution for identifying and enumerating B cell subsets in human whole blood and peripheral blood mononuclear cells. In 2023, we introduced the single-tube 20-color panel for identifying and characterizing normal and aberrant cells and evaluating MRD in acute myeloid leukemia samples and our pan leukocyte kit, a lyse-no-wash assay designed to help researchers fully enumerate the complete set of major leukocyte subsets in drug discovery and development. These research use only (“RUO”) products are optimized for use with our Aurora and Northern Lights systems and designed to simplify the workflow and improve operational efficiency for our customers.
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
To help accelerate our overarching goal to become a comprehensive solutions provider to our customers, we acquired the reagents business of Tonbo Biotechnologies Corporation in November 2021 (the “Tonbo Acquisition”) and offer reagents under the Tonbo™ brand. Additionally, we also offer Amnis and Guava-branded reagents and kits.
SpectroFlo® Software
Our proprietary SpectroFlo software is integrated into our systems and is unique in that it offers intuitive workflows for handling full spectrum flow cytometry data, from quality control to data analysis. The software was developed specifically for our Cytek Aurora and Northern Lights systems to streamline instrument setup, automated quality control, data analysis and data management. With the ability to import a previously designed experiment template, either from a collaborator or from an experiment designed in Cytek Cloud, users are able to quickly set up their experiments and there is no need to re-enter the panel design, acquisition criteria, reagent information or data analysis worksheets, fluorochrome names, cell markers, reagent lots, or acquisition criteria. With our SpectroFlo software, users can conveniently and efficiently collect both raw and unmixed FCS 3.1 files, which can be used to live unmix samples and extract autofluorescence that would otherwise negative impact data resolution.
Built on the same intuitive SpectroFlo software workflows and user interface, we provide our SpectroFlo CS software with our Aurora CS systems and our SpectroPrep software with our Cytek Orion reagent cocktail preparation system. The SpectroFlo CS software enables the acquisition and analysis of cell populations with the same high-level resolution provided by our Cytek Aurora system, with the added ability to sort live cells of interest. The SpectroPrep software is wizard-based and guides users to automate their cocktail preparation.
Customer Support Tools
We strive to continually innovate by developing new quantitative tools, which are integrated into our software or available to our customers on our website, to enable users to independently create high-color panels for use with our systems, to support efficient workflow solutions and to provide an intuitive user experience. We launched Cytek® Cloud, a digital ecosystem that supports full spectrum flow cytometry research from panel design to data acquisition, seamlessly integrating with our SpectroFlo software. Cytek Cloud features three integrated online tools, Full Spectrum Viewer, Panel Builder and Experiment Builder, to streamline experiment workflow on our Cytek Aurora, Northern Lights and Aurora CS systems.
As fluorochrome (color) selection is a key component of assay development and optimization, our Full Spectrum Viewer is a unique tool capable of displaying the full emission spectrum of a fluorochrome (emission at different wavelengths post-excitation with multiple lasers). Our FSP technology provides an in-depth understanding of the fluorescence emission characteristics of nearly every color available in the market and our Full Spectrum Viewer provides users with comprehensive information regarding emission characteristics of the fluorochromes to optimize fluorochrome selection for assay development. As a complementary tool to our Full Spectrum Viewer, our Similarity™ and Complexity™ indices provide unique metrics for assessing fluorochrome compatibility within a panel. The Similarity index compares the emission spectrum of two dyes, identifying whether the dyes have unique characteristics or if the dyes are identical, which determines whether they can be used together to analyze a sample in a flow cytometry assay. The Complexity index is a metric that predicts how well a panel of colors will work in combination to minimize loss of resolution and sensitivity.
Our Panel Builder tool combines all the features of the Full Spectrum Viewer with additional tools for panel design and collaboration in a simple and organized interface. Users can quickly visualize, compare, and optimize their fluorochrome selections with a suite of spectral panel design tools in real-time, allowing them to build their panels faster. In addition, users can jumpstart their panel design process with a built-in repository of pre-designed panels like the Cytek reagent kits and optimized multicolor immunofluorescence panels. Users can also easily manage and share their panels between colleagues to enable faster collaboration.
Our Experiment Builder tool allows users to set up their experiments in advance to make efficient use of their time on the instrument. In addition, users can auto-populate fluorochromes and marker names and seamlessly transfer panels from Panel Builder to Experiment Builder with a single click, removing redundancies and simplifying the workflow.
DxP Athena® System
Our DxP Athena conventional flow cytometry system commercially launched in 2016 and is currently available for sale only in China. It is certified for clinical use by China NMPA. The DxP Athena system incorporates technology with efficient photomultiplier tubes to enable high sensitivity and high resolution and our proprietary QbSure software to ensure optimal daily instrument performance. The system is available in multiple configurations with one to three lasers and up to 13 fluorescence detection channels. The automated monthly clean bleach cycle minimizes downtime, streamlines maintenance and encourages compliance.
SALES AND MARKETING
We distribute our products through our direct sales force and support organizations located in North America, Europe, China and several other countries in the Asia-Pacific region, and through distributors or sales agents in several countries in Europe, Latin America, the Middle East and the Asia-Pacific region. Our sales and marketing efforts are targeted at academic and governmental institutions, CROs, pharmaceutical and biotechnology companies and clinical laboratories focused on single-cell analysis.
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
MANUFACTURING AND SUPPLY
Our manufacturing operations are located in Fremont, California; San Diego, California; Seattle, Washington; and Wuxi, China.
We commenced manufacturing operations in Fremont, California in 2015. We relocated our Fremont headquarters and manufacturing facility in October 2021 to provide us with capacity expansion capability that would be sufficient to support our growth. Our Fremont facility maintains ISO 9001 and ISO 13485 certifications and manufactures our Cytek Aurora and Aurora CS systems, as well as spare parts. Our San Diego facility was assumed in connection with the Tonbo Acquisition and manufactures our reagents. Our Seattle, Washington facility was assumed in connection with the FCI Acquisition and manufactures our Amnis instruments and spare parts.
Our Wuxi manufacturing facility commenced operations in 2017. In November 2023, we purchased a new building in Wuxi, China and relocated substantially all of our Wuxi operations to the new facility in January 2024. The new Wuxi manufacturing facility maintains ISO 13485 certification and manufactures our Cytek Aurora, Northern Lights, Guava and Athena instruments, certain reagents and spare parts. Our instruments and reagents for clinical use are currently manufactured only by our Wuxi operations.
Certain instruments manufactured in our Wuxi facility are delivered to our Fremont facility for final assembly and testing. We established the manufacturing facility in Wuxi, China to take advantage of the skilled workforce, supplier and partner network, lower operating costs and available government support. We are able to hire skilled employees from China’s existing in vitro diagnostic and optical product industry. China also has a broad network of potential suppliers and partners for our manufacturing operations and we are able to locally source a large portion of the raw materials required for our manufacturing processes. We have received incentive grants from the local Wuxi government for research, development, and manufacturing.

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
COMPETITION
We face significant competition from within the cell analysis and life sciences tools market. We currently compete with established and early stage life sciences and in vitro diagnostics (“IVD”) companies developing or commercializing flow cytometry instruments and consumables, as well as other companies that design, manufacture and market instruments, accessories, consumables, reagent kits and software for, among other applications, cell analysis, immunophenotyping, cell sorting and/or provide services related to the same. Our direct competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Becton, Dickinson and Company, Bio-Rad Laboratories, Standard BioTools, Miltenyi Biotec, Sony Biotechnology (Sony Corporation) and Thermo Fisher Scientific. Our target customers may also elect to develop their workflows on CFCs, or using traditional methods, rather than implementing our platform or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that we do not currently compete with but that could develop instruments, tools or other products that will compete with us in the future. These companies have substantially greater financial and other resources than us, including larger research and development, quality and regulatory staff or more established marketing and sales forces.
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
INTELLECTUAL PROPERTY
Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for our commercially important technology, inventions and know-how; to defend and enforce our parents; to operate without infringing, misappropriating or violating our proprietary rights. We have developed our own portfolio of issued patents and patent applications directed at our core and system level technology, including claims directed to methods and apparatus of flow cytometers and cell sorters with excitation, fluidics, emission, mechanical, magnetic, electronics, bio-safety and temperature control technology in configurations of our Aurora, Aurora CS, Northern Lights and Northern Lights CLC systems. We also own a number of issued patents related to the Amnis and Guava families of flow cytometer products from the FCI Acquisition. We generally seek patent protection in the United States, Japan, China and selected countries of the European Union, such as France, Germany and the United Kingdom. Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have filed or may license or file in the future, and we cannot be sure that any patents we own or license or patents that may be licensed or granted to us in the future will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technology. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”
Including rights acquired in connection with the FCI Acquisition, as of December 31, 2023, we own 33 issued U.S. utility patents, nine issued Japan utility patents, seven issued European utility patents, three issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 58 pending utility patent applications, including 34 utility patent applications in the United States two international utility patent applications, nine utility patent applications in the European Union, seven utility patent applications in China and five utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2023, our Shanghai subsidiary owns 14 issued utility patents and three issued invention patents and has eight pending invention patent applications, and our Wuxi subsidiary owns 38 issued patents and has six pending patent applications, including one pending utility patent applications and five pending invention patent applications.
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
HUMAN CAPITAL RESOURCES
We are focused on developing innovative products to meet unmet market needs and maintaining a diverse and inclusive work environment where employees are respected and encouraged to share their unique perspectives and ideas. As of December 31, 2023, we had 676 employees, including 164 employees in research and development, 254 employees in sales and marketing, 204 employees in manufacturing and operations, and 49 employees in general and administrative. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are neither represented by a labor union nor party to a collective bargaining agreement and we believe that we have strong employee relations.
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

Health and Wellness
We offer a comprehensive package including: retirement savings plan, medical, dental and vision insurance, life insurance, short-and long-term disability insurance, paid holidays and paid time off for vacation and incidental time due to sickness or to handle personal affairs.
GOVERNMENT REGULATION AND PRODUCT APPROVAL
FDA Regulation of Medical Devices
The FDA and other U.S. and foreign governmental agencies regulate, among other things, with respect to medical devices:
•design, development and manufacturing;
•testing, labeling, content and language of instructions for use and storage;
•clinical trials;
•product safety;
•marketing, sales and distribution;
•pre-market clearance and approval;
•record keeping procedures;
•advertising and promotion;
•recalls and field safety corrective actions;
•post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•post-market approval studies; and
•product import and export.
In the United States, numerous laws and regulations govern all the processes by which medical devices are brought to market and marketed. These include the U.S. Federal Food, Drug and Cosmetic Act (“FDCA”) and the FDA’s implementing regulations, among others.
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
Research Use Only
Our products and operations may be subject to extensive and rigorous regulation by the FDA and other federal, state, or local authorities, as well as foreign regulatory authorities. An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility and they cannot be intended for human clinical diagnostic use. Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA requirements discussed above, including the approval or clearance and most QSR requirements. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDCA and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (RUO Guidance) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical products that will require clearance or approval prior to commercialization.
Laboratory-developed tests (LDTs)
LDTs have generally been considered to be tests that are designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the FDCA. The FDA has historically exercised enforcement discretion and has not required clearance or approval of LDTs prior to marketing.
On October 3, 2023 FDA issued proposed regulations under which it would phase out its enforcement discretion approach to LDTs over a period of four years. Although the proposed regulation is subject to a period of notice and comment, if finalized as proposed, PMA approval or 510(k) clearance would be required for certain tests by October 1, 2027 and device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation would become applicable.
Pervasive and Continuing U.S. Food and Drug Administration Regulation
After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:
•the QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
•establishment registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the United States, to register with the FDA;
•medical device listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•complying with the new federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and
•post-market surveillance including Medical Device Reporting, which requires manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may include one or more of the following sanctions:
•untitled letters or warning letters;
•customer notifications for repair, replacement or refunds;
•fines, injunctions, consent decrees and civil penalties;
•mandatory recall or seizure of our products;
•administrative detention or banning of our products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing our request for 510(k) clearance or PMA of new product versions;
•revocation of 510(k) clearance or PMAs previously granted; and
•criminal prosecution and penalties.
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
The Medical Devices Regulation will among other things:
•strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•improve the traceability of medical devices throughout the supply chain to the end user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
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
•We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from sales of our core Cytek Aurora, Northern Lights and Aurora CS systems, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue. Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.
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

•Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates, may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of December 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 51.0% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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
We have a limited operating history and may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We launched our first core commercial product, the Cytek Aurora system, in June 2017. Our limited commercial and operating history makes it difficult to evaluate our current business and predict our future performance. Although we have experienced significant revenue growth in prior periods, any assessment of our future revenue, profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries, including scaling up our infrastructure and headcount. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be materially and adversely affected.
We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from sale of our core Cytek Aurora, Northern Lights and Aurora CS systems, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue.
Our Cytek Aurora system was commercially launched in June 2017, our Northern Lights system was commercially launched in October 2018 and our Aurora CS was first commercially shipped in June 2021. Sales of the Cytek Aurora, Northern Lights and Aurora CS systems together accounted for a substantial portion of our revenue for the periods presented. We expect that, for at least the foreseeable future, sales of our Cytek Aurora, Northern Lights and Aurora CS systems will continue to account for a substantial portion of our revenue. The sales cycle for our instruments is slow and can take up to six months or longer to complete. As a result of this lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue as sales of the Cytek Aurora, Northern Lights and Aurora CS systems are expected to continue to comprise a significant component of our revenue. Additionally, we experience seasonality in our business, with revenue in the fourth quarter typically being higher as a result of higher sales volume. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
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
We have sourced and will continue to source certain components of the Cytek Aurora, Northern Lights and Aurora CS systems from a limited number of suppliers and, in some cases, sole source suppliers. Key components in our products that are supplied by sole or single source suppliers include certain lasers, semiconductors and mechanical components that are used in our optical, electrical and fluidic subassemblies. On August 25, 2021, we and our Subsidiary entered into the Coherent Agreement with Coherent. Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us and the Subsidiary, on a non-exclusive basis, laser products manufactured by Coherent. We and the Subsidiary provide Coherent with rolling forecasts of our and the Subsidiary’s anticipated orders, which are non-binding. Purchase orders submitted by us and the Subsidiary pursuant to the terms of the Coherent Agreement will be deemed accepted upon written acknowledgement of acceptance by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components. Additionally, we believe we are not a major customer to most of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or single source suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new supplier, particularly from any of our single source suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our products, resulting in increased costs and negative customer perception.
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
We have limited experience manufacturing our products. We currently manufacture our instruments and reagents at our manufacturing facilities in Fremont, California; Seattle, Washington; and Wuxi, China, and reagents at our facility in

San Diego, California. To manufacture our products in the quantities that we believe will be required to meet the currently anticipated market demand beyond the next several years, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional quality controls and regulatory approvals. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 43%, 44% and 46% of our revenue came from sales to academic and government-owned institutions and 57%, 56% and 54%of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the year ended December 31, 2023, 2022 and 2021, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 43%, 44% and 46% of our revenue came from sales to academic and government-owned institutions in the year ended December 31, 2023, 2022 and 2021, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
In addition, various state, federal and foreign agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, including as a result of negative or worsening conditions in the general economy, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our solutions. For example, congressional appropriations to the National Institutes of Health (the “NIH”) may experience occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease or halt in the future. A decrease in the amount or halt of, or delay in the approval of, appropriations to NIH or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our solutions. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
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
We face significant competition in the cell analysis and life sciences tools markets. We currently compete with both established and early stage life sciences and in vitro diagnostics (“IVD”) companies that design, manufacture and market flow cytometry instruments, accessories, consumables and software for cell analysis and/or provide services related to the same. An increasing number of applications for cell analysis, and more particularly flow cytometry, is leading to more companies offering competitive products and services. Our competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Becton, Dickinson and Company (“BD”), Bio-Rad Laboratories, Standard BioTools Inc., Miltenyi Biotec, Sony Biotechnology (Sony Corporation), and Thermo Fisher Scientific. Our target customers may also elect to develop their workflows using other technologies rather than implementing our platform or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that could develop instruments or other products that will compete with us in the future. These large, established companies have substantially greater financial and other resources than us, including larger research and development, quality and regulatory staff or more established marketing and sales forces.
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
Our current products include instruments, accessories, consumables and services to advance high-content and high-sensitivity cell analysis. We cannot assure you that the market for our current products will continue to generate significant or consistent demand. Demand for our current products could be significantly diminished by competitive technologies or products that replace them or render them obsolete or less desirable. Accordingly, we must continue to invest in research and development to develop competitive products and enabling services.
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
We currently sell our products primarily in the cell analysis market, which is characterized by significant enhancements and evolving industry and regulatory standards. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and offer our customers comprehensive solutions and otherwise invest in new technologies, our offerings may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or make products themselves. Without the timely introduction of new instruments, accessories, consumables, software, services and enhancements, our offerings may become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new products and applications to further drive adoption of our platform. To the extent we fail to timely introduce new and innovative products, offer enhancements to our existing products, adequately predict our customers’ needs or fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.
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
Our instruments are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our net sales. If our products do not perform as expected or the reliability of the technology on which our products and services are based is questioned, our operating results, reputation and business will suffer.
Our success depends on our ability to provide reliable, high quality products that enable high-content and high-sensitivity cell analysis through flexible, efficient and cost-effective solutions. Our instruments are complex in design and involve a highly complex and precise manufacturing process. As a result of the technological complexity of our systems, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in an adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on a majority of our product sales, and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of December 31, 2023, we had accrued approximately $2.8 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
Even after any underlying concerns or problems are resolved, any lingering concerns in our target markets regarding our technology or any manufacturing defects or performance errors in our products or services could continue to result in lost revenue, delayed market acceptance, damage to our reputation and claims against us.
We may acquire other businesses or form other joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense
From time to time, we may pursue acquisitions of businesses and assets. For example, in February 2023, we entered into an asset purchase agreement with Luminex Corporation (“Luminex”) and acquired certain assets related to the flow cytometry and imaging (“FCI”) business unit of Luminex (the “FCI Acquisition”). We may choose to further expand our business by acquiring additional businesses or assets in the future. We also may pursue strategic alliances and additional joint ventures that leverage products and industry experience to expand our offerings or distribution. We have limited experience with acquiring other companies and forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. We may not be able to integrate acquisitions successfully into our existing business, and in certain cases we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have an adverse effect on our financial condition, results of operations and cash flows. In addition, any pursuit of an acquisition and any potential integration of an acquired company also may disrupt ongoing operations and divert management attention and resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.
Shipping is a critical part of our business and any changes in our shipping arrangements or damages or losses sustained during shipping could adversely affect our business, financial condition, results of operations and prospects.
We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont and San Diego, California; Seattle, Washington; and Wuxi, China require global shipping services which are subject to certain factors outside of our control, such as increased costs due to fuel surcharges or otherwise, delays passing through customs and disruptions to global shipping routes. We experienced shipping delays and difficulties due to the COVID-19 pandemic and may again experience such delays or difficulties due to future pandemics, other infectious disease outbreaks or natural disasters. Moreover, there is no guarantee that our systems will not become damaged or lost in transit, and we have experienced, and expect to continue to experience, delivery difficulties. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in customer dissatisfaction and a substantial financial loss for us. If our products are not delivered in a timely fashion or are lost during the delivery process, our customers could also become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects. Additionally, delays in shipping could have an adverse impact on our ability to recognize revenue in a timely manner, which could have an adverse impact on our quarterly results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of December 31, 2023, there have been more than 1,650 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
Competition for skilled personnel in our market is intense. This may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued, and will in the future issue, equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, they may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice.
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
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of their equity awards. Our employees may be more likely to leave us if the equity they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.
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
As of December 31, 2023, we had 676 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
Since our inception, we have experienced growth and anticipate further growth in our business operations both inside and outside the United States. This future growth could strain our organizational, administrative and operational infrastructure, including quality control, operational, information technology, finance, legal, human resources, customer service and sales organization management. We expect to continue to increase our headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, engineers, technical personnel and sales and marketing staff and improve and maintain our products to properly manage our growth. Rapid expansion in personnel could mean that less experienced people develop, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our employees, our business may be harmed. We may not be able to maintain the quality or expected turnaround times of our products, or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. The time and resources required to implement these new systems and procedures is uncertain, and failure to complete this in a timely, efficient and effective manner could adversely affect our operations.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.
In connection with our financial statement close process for the year ended December 31, 2023, we identified deficiencies in the control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework that constitute material weaknesses, either individually or in the aggregate. Deficiencies in the control environment related to (i) the lack of a sufficient number of qualified resources within our accounting and IT functions with the appropriate level of technical accounting or other requisite knowledge to (a) timely identify and assess accounting implications of transactions; and (b) perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting. Deficiencies related to control activities related to (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action and relate to substantially all financial statement accounts and disclosures Please see the section entitled “Item 9A. Controls and Procedures” for additional information.
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
We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. We currently do not have an internal audit group, and we will need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge to remediate the control deficiencies. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. For example, we required additional time to complete our financial closing procedures and ensure appropriate accounting of various intercompany transactions and accruals at the end of the quarter ended September 30, 2023. In addition, we required addition time to complete our financial closing procedures as of the end of period ending December 31, 2023 due to a lack of internal accounting resources, resulting in a delay in obtaining and compiling required information. Accordingly, the Company was not able to complete the preparation, review and filing of its Quarterly Report on Form 10-Q for the quarter ended September 31, 2023, and its Annual Report on Form 10-K for the year ended December 31, 2023, within the prescribed time period without unreasonable effort or expense. Such filings were timely made on or prior to the prescribed due date pursuant to Form 12b-25, with adjustments to certain line items in the financial statements with respect to such Annual Report.
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
In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine, the Israel and Palestine conflict, government actions implemented as a result of either of the foregoing, as well as tensions with and economic uncertainty in China, inflation, rising interest rates, and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.
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
•general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting the industry in which we do business, including those related widespread health crises;

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
Within the life sciences technology market, flow cytometry technologies currently provide solutions largely within cell proliferation, cell counting, cell identification, cell quality control and single-cell applications. However, we believe that the enhanced capabilities of our FSP platform has the potential to capture an increasingly greater share of the broader cell analysis market. Our Northern Lights system has been approved for clinical use in the European Union and China. In the United States, our products are currently labeled and promoted, and are, and in the near-future are expected to continue to be, sold primarily to academic and research institutions and biopharmaceutical companies as research use only products for non-diagnostic and non-clinical purposes, and are not currently designed, or intended to be used, for clinical diagnostic tests. We plan to continue generating supporting publications and data, as well as pursue any required regulatory approvals for clinical use for our products in the United States. Our ability to penetrate the clinical markets in the United States will depend in part on our ability to receive 510(k) clearance, de novo classification, or approval of a pre-market approval application from the FDA. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and significantly different than actual market sizes, and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. If the actual number of customers who would benefit from our products, the price at which we can sell products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.
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
We face a variety of evolving threats, which have in the past and could in the future cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, employees working from home, while in transit and in public locations poses increased risks to our information technology systems and data when utilizing network connections, computers, and devices outside our premises or network.
In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Our sensitive information or sensitive information of our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative artificial intelligence (“AI”) technologies. Furthermore, future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We rely on third parties and technologies to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties upon which we rely experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties upon which we rely fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause (and have in the past caused) a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform. We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management's attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from purchasing our products and services, and negatively impact our ability to grow and operate our business.

Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
We manufacture our products at our manufacturing facilities located in Fremont and San Diego, California; Seattle Washington; and Wuxi, China, and we rely on various suppliers in the United States, China and other countries. Should our manufacturing facilities or the facilities of our suppliers be damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing and the operations of our suppliers would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval. Because of the time required to authorize manufacturing in a new facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose our manufacturing capacity. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, or the inability of our suppliers to continue their operations, may cause us to be unable to meet customer demand or harm our reputation, and we may be unable to reestablish relationships with such customers in the future. Consequently, a catastrophic event or business interruption at our manufacturing facilities or at our suppliers’ facilities could harm our business, financial condition and results of operations.
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
In addition, because our product contains metals and electronic components which are purchased from third-party vendors, we may be required under rules promulgated by the U.S. Securities and Exchange Commission (“SEC”) governing disclosure of the use of “conflict minerals” (tin, tungsten, tantalum and gold) to determine whether those minerals are necessary to the functionality or production of our products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo, or DRC, or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for our management and personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures mandated by this rule, which can be perceived by the market to be “negative,” may cause customers to refuse to purchase our products. The cost of compliance with the rule could adversely affect our results of operations.
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
Risks Related to Government Regulation and Our Industry
Our RUO products may become subject to more onerous regulation by the FDA or other regulatory agencies in the future, which could increase our costs and delay or prevent sales of our products or commercialization of new products and product enhancements, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.
Currently, our Northern Lights CLC system is available for clinical use in only China and the European Union. Our Cytek Aurora and Northern Lights systems are otherwise available to customers as research use only (“RUO”) products. RUO products are regulated by the FDA as medical devices. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all.
As part of our growth strategy, we plan to seek approval to offer our Cytek Aurora and Northern Lights systems for clinical use in the United States and in other countries. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a premarket approval application from the FDA, unless an exemption applies. The process of obtaining approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals or clearances for any new products or for modifications to our existing products on a timely basis or that any approval or clearance will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, clearance, approval, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances or approvals, withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.
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
The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to our Wuxi facility. Such disruption could have adverse effects on the development of our product candidates and our business operations. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.
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
We are subject to stringent and changing U.S. and foreign data privacy and security laws, regulations, rules, and industry standards as well as policies, contractual obligations, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government regulatory investigations or enforcement actions (that could include fines and penalties), a disruption of our business or commercialization of our products, private litigation (including class claims) and mass arbitration demands, harm to our reputation, loss of revenue or profits, and other adverse effects on our business or prospects.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy and security laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CRPA”) (collectively “CCPA”), applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information, such as those noted below. The CCPA allows for statutory fines for noncompliance (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA (like other U.S. comprehensive privacy laws) exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents.
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future. If we become subject to new data privacy and security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors), increasing legal risk and compliance costs for us and the third parties upon whom we rely.
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
In addition, many jurisdictions have enacted data localization laws and cross-border persona information transfer laws. These laws may make it more difficult for us to transfer personal information across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the GDPR generally restrict the transfer of personal information to the United States and other countries that are viewed by some regulators as to not generally provide an adequate level of data privacy and security. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or other countries. In addition to European restrictions on cross-border transfers of personal information, other jurisdictions have enacted or are considering similar cross-border personal information transfer laws and local personal information residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense; increased exposure to regulatory actions; and substantial fines and penalties. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We also use AI and machine learning (“ML”) to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
Our obligations related to data privacy and security (and consumer's data privacy and security expectations) are quickly changing in an increasingly stringent fashion and creating regulatory uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations which could impact our compliance posture and business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight, bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our business model or operations.
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
As with other flow cytometry companies, our success depends in large part on our ability to obtain, maintain and solidify a proprietary position for our current and any future products, which will depend upon our success in obtaining effective patent protection and other intellectual property protection in the United States and other countries that cover such products, their manufacturing processes and their intended methods of use and enforcing those patent claims against infringers once granted as well as our other intellectual property rights. In some cases, we may not be able to obtain issued patent claims or other intellectual property rights covering our technologies which are sufficient to prevent third parties, such as our competitors, from utilizing our products and negate any competitive advantage we may have. Any failure to obtain or maintain patent claims and other intellectual property rights with respect to our current and any future products or other aspects of our business could harm our business, financial condition and results of operations.
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
Including rights acquired in connection with the FCI Acquisition, as of December 31, 2023, we own 33 issued U.S. utility patents, nine issued Japan utility patents, seven issued European utility patents, three issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 58 pending utility patent applications, including 34 utility patent applications in the United States, two international utility patent applications, nine utility patent applications in the European Union, seven utility patent applications in China, and five utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2023, our Shanghai subsidiary owns 14 issued utility patents and three issued invention patents and has eight pending invention patent applications, and our Wuxi subsidiary owns 38 issued patents and has six pending patent applications, including one pending utility model patent applications and five pending invention patent applications.
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
We rely substantially upon trademarks to build and maintain the integrity of our brand. Our registered and unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we rely upon to build name recognition among potential partners and customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion and asserting claims against such third parties may be prohibitively expensive. In addition, there could be potential trade name, trademark infringement or dilution claims brought by owners of other trademarks against us. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names or other intellectual property may be ineffective, could result in substantial costs and diversion of resources and could harm our business, financial condition and results of operations.
Obtaining and maintaining our intellectual property, including patent, protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government agencies, and our intellectual property, including patent, protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on intellectual property registrations and applications will be due to be paid to the applicable government agencies, including with respect to patents and patent applications the USPTO and similar agencies outside of the United States, over the lifetime of our intellectual property registrations and applications, including our patents and patent applications. With respect to patents and patent applications, the various applicable government agencies, including the USPTO and similar agencies outside of the United States, require compliance with several procedural, documentary, fee payment and other similar provisions during the application process and the maintenance or annuity process after grant. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in the abandonment or lapse of the intellectual property registration or application, resulting in a partial or complete loss of intellectual property rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of an intellectual property registration or application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could harm our business, financial condition and results of operations.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first to file system in which, assuming that other requirements for patentability are met, the first applicant to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO after March 15, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our current and any future products.
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
Defense of infringement claims, regardless of their merit or outcome, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products and/or have to pay substantial damages for use of the asserted intellectual property, including treble damages and attorneys’ fees, were we found to willfully infringe such intellectual property. Claims that we have misappropriated the confidential information or trade secrets of third parties could harm our business, financial condition and results of operations. We also might have to redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure.
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
Based on the number of shares of common stock outstanding as of December 31, 2023, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 51.0% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price or our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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
We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”) if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. We determined that an ownership change occurred on September 7, 2018, October 23, 2020, and in connection with our IPO on July 23, 2021. As of December 31, 2023, we had not experienced an ownership change subsequent to the ownership change on July 23, 2021. In addition, we may in the future experience ownership changes, as a result of changes in our stock ownership (some of which are not in our control). If an ownership change occurs, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited. Many states have provisions similar to Code Section 382. Annual limitations may result in the expiration of the state net operating loss carryforwards before utilization.
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
Item 1B. Unresolved Staff Comments.
None
Item 1C. Cybersecurity.
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and the data of our partners (“Information Systems and Data”).
Our Chief Operating Officer (“COO”) and our information technology (“IT”) department help identify, assess, and manage our cybersecurity threats and risks. Our information technology department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, evaluating threats reported to us, conducting threat and vulnerability assessments, and performing audits.
Depending on the environment, system, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: a security incident response plan, disaster recovery and business continuity plans, encryption of data, access controls, asset management, and penetration testing.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our IT department works with senior management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to our board of directors, which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms such as legal counsel, cybersecurity software providers and penetration testing firms.
We use third-party service providers to perform a variety of functions throughout our business, such as cloud-based infrastructure hosting, data hosting, and encryption and authentication services. We have a vendor management program to manage cybersecurity risks associated with our use of these providers, which may include regular security assessments, audits, and compliance checks. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.
For a description of the risks from cybersecurity threats that may materially affect our business and how they may do so, see the section titled “Risk factors” in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of third parties upon which we rely, are compromised now, or in the future, we could experience adverse consequences resulting from such a compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function and is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management team, including our COO, Mr. Chris Williams. Mr. Williams has experience in the security of both corporate and technical systems as well as business continuity planning in previous security operations roles at public pharmaceutical companies.

Management is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Management is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our security incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our COO and senior director of global information technology. Our COO works with our IT department to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response process includes reporting to our board of directors for certain cybersecurity incidents.
Our board of directors receives periodic reports from management concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. Our board of directors also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
Item 2. Properties.
We currently lease approximately 99,000 square feet of office and laboratory space at our headquarter in Fremont, California. The lease expires in February 2029.
In Wuxi, China, we lease approximately 9,800 square feet of manufacturing and office space. The lease expires in January 2026. In November 2023, we purchased a building in Wuxi, China and relocated our Wuxi operations to the new facility in January 2024. The Wuxi building has approximately 56,000 square feet of manufacturing and office space.
In Shanghai, China, we lease approximately 14,000 square feet of office and laboratory space, under multiple leases expiring between October 2024 and November 2026.
We also lease office space in Seattle, Washington; Bethesda, Maryland; San Diego, California; Beijing, China; Tokyo, Japan; and Amsterdam, Netherlands. We believe that our existing office, laboratory and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our current and future needs.
Item 3. Legal Proceedings.
We are not currently engaged in any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock began trading on the Nasdaq Global Select Market on July 23, 2021 and trades under the symbol “CTKB”. Prior to July 23, 2021, there was no public trading market for our common stock.
Holders of Record
As of February 16, 2024, there were approximately 21 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
On May 17, 2023, the Board approved a program for the repurchase of up to an aggregate of $50 million of our outstanding common stock. The repurchase program expired on December 31, 2023 with a remaining unused balance of $6.0 million.
The following table provides information with respect to the repurchase of shares of our common stock from the commencement of the repurchase program until its expiration on December 31, 2023.
(Except for the share amount and average price per share, dollar value in thousands)

	Total number of shares repurchased	Average price paid for share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar that may yet be purchased under the plans or programs
May 19 - May 31, 2023	100,623	$7.75	100,623	$49,220
June 1 - June 30, 2023	25,159	7.89	125,782	49,021
July 1 - July 31, 2023	—	—	125,782	49,021
August 1- August 31,2023	295,574	7.66	421,356	46,758
September 1- September 31, 2023	859,655	7.14	1,281,011	40,616
October 1 - October 31, 2023	—	—	1,281,011	40,616
November 1 - November 30, 2023	3,964,765	6.19	5,245,776	16,094
December 1 - December 31, 2023	1,368,004	7.39	6,613,780	5,981
Year to Date Total	6,613,780	$6.66	6,613,780	$5,981
The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares of common stock were retired. The commissions costs related with the repurchases were $0.1 million for both the three months and twelve months ended December 31, 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2023, we have accrued $0.3 million excise taxes related with our shares repurchases.
Stock Performance Graph
This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Cytek Biosciences under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return on an investment of $100 in cash on July 23, 2021 through December 31, 2023, in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is based on historical data and is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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
The following is a discussion and year-to-year comparisons of our financial condition and results of operations for the years ended December 31, 2023 and 2022. For a discussion of the results of operations and financial condition for the years ended December 31, 2022 and year-to-year comparisons between 2022 and 2021, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
Subsequent to the filing of the Company’s Notification of Late Filing on Form 12b-25, as part of our year-end financial reporting close process, we made adjustments to certain line items in our financial statements as of and for the year ended December 31, 2023, which are reflected in the discussion below and in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading cell analysis solutions company advancing the next generation of cell analysis tools with our novel technical approach of leveraging the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP” technology). Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. Our FSP platform includes instruments, accessories, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers.
Our core FSP systems, the Cytek Aurora and Northern Lights flow cytometers, deliver high-resolution, high-content and high-sensitivity cell analysis and addresses the inherent limitations of other technologies by providing a higher level of multiplexing with exquisite sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Additionally, our Cytek Aurora cell sorter (“Aurora CS”) leverages our FSP technology to further broaden our potential applications across cell analysis. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers. Since our first U.S. commercial launch in mid-2017 through December 31, 2023, we have sold and deployed our instruments to customers around the world, including pharmaceutical companies, biopharma companies, academic research centers, and clinical research organizations (“CROs”).
On February 28, 2023, we completed the acquisition of certain assets (the “FCI Acquisition”) relating to the flow cytometry and imaging business of Luminex Corporation (“Luminex”), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis- and Guava-branded instruments, and flow cytometry reagent products and services (the “FCI Business”). The acquired FCI Business includes conventional flow and image-based flow cytometry instrumentation and related products and services (the “FCI Products”), which provide insights into all facets of cellular phenotypes and morphology. The acquisition supports our plan to develop new products and capabilities with flow cytometry and imaging technology, expand our reach and offerings into customer segments previously underserved, and increase the efficiency of our operations.
We manufacture our instruments in our facilities in Fremont, California; Wuxi, China; and Seattle, Washington. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.
Total revenue for the year ended December 31, 2023 was $193.0 million, representing a 18% increase compared to revenue for the year ended December 31, 2022 of $164.0 million. Total revenue for the year ended December 31, 2023 included $28.7 million of revenue from the FCI Business. Excluding revenue from the FCI business unit for the year ended December 31, 2023, organic revenue was $164.3 million, a 0.2% increase compared to the same period of the prior year. The 0.2% increase in organic revenue was primarily related to sales to pharmaceutical and biotech customers in the United States, and revenue growth in Europe, the Middle East and Africa (“EMEA”).
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 76%, 79% and 86% of total revenue for the year ended December 31, 2023, 2022 and 2021, respectively, and revenue from distributors represented 24%, 21% and 14% of total revenue for the year ended December 31, 2023, 2022 and 2021, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $44.2 million, $34.9 million and 24.4 million for the year ended December 31, 2023, 2022 and 2021, respectively. We intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $49.1 million, $33.2 million and $24.7 million for the year ended December 31, 2023, 2022 and 2021, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $12.1 million for the year ended December 31, 2023, our net income was $2.5 million and $3.0 million, for the year ended December 31, 2022 and 2021, respectively. The change for the year ended December 31, 2023 compared to the year ended December 31, 2022 resulted primarily from expenses driven by an increase in headcount and salaries and efforts in research and development and marketing initiatives.
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
Global customer adoption
Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. As part of this effort, we increased our direct sales force by approximately 78% in the year ended December 31, 2023 compared to the year ended December 31, 2022. We intend to continue increasing our workforce in line with our growth.
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
Our Northern Lights CLC system received CE Marking under the European Union In Vitro Diagnostic Medical Devices Directive in September 2020 and was registered in the European Union in compliance with Regulation (EU) 2017/746 on In Vitro Diagnostic Medical Devices in November 2023. The Northern Lights CLC system was also registered as a Class II In Vitro Diagnostic Medical Device in China. These registrations enable the Northern Lights CLC system to be marketed for clinical use in China, the European Union and in other countries around the world that accept the Certification of Free Sale issued from an EU Competent Authority.
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

	Year ended December 31,			2023 vs. 2022	2022 vs. 2021
(In thousands)	2023	2022	2021	Dollar Change	Dollar Change
Sales channel mix
Direct sales channel	$147,169	$129,098	$110,520	$18,071	$18,578
Distributor channel	45,846	34,938	17,430	10,908	17,508
Total revenue, net	$193,015	$164,036	$127,950	$28,979	$36,086
Customer mix
Academia and government	$82,145	$73,706	$59,415	$8,439	$14,291
Biotechnology, pharmaceutical, distributor and CRO	110,870	90,330	68,535	20,540	21,795
Total revenue, net	$193,015	$164,036	$127,950	$28,979	$36,086
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
Many of our pharmaceutical and biotech customers based in the United States have been impacted by macro-economic uncertainties related to the weakening economy, liquidity concerns in the broader financial services industry, such as those caused by recent banking failures, disruptions to and volatility in the credit and equity markets, and rising interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months and full year ended December 31, 2023, and may adversely affect our operating results in the future.
Components of our results of operations
Total revenue, net
We currently generate our total revenue, net from product revenue and service revenue.
Product. Our product revenue primarily consists of sales of our instruments, including the Cytek Aurora, Northern Lights, Aurora CS, Amnis and Guava systems, instrument accessories, such as loaders, and consumables, such as reagents. We offer multiple versions of our instruments with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.
Service. Our service revenue primarily consists of post-warranty service contracts, installations and repairs which are recognized over time. Post-warranty service contracts are recognized ratably over the term of the contract and installations and repair services are recognized as they are delivered to the customer.
We expect our total revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $193.0 million, $164.0 million and $128.0 million for the year ended December 31, 2023, 2022 and 2021, respectively. A portion of our revenue for the three and twelve months ended December 31, 2023 is attributable to the acquired FCI Business.
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
General and administrative. Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, legal and human resource functions, as well as professional services fees, such as consulting, audit, tax, legal, general corporate costs, allocated overhead expenses and acquisition costs. We expect our operating expenses to increase as a public company. In particular, we expect our accounting, legal, personnel-related expenses and directors’ and officers’ insurance costs reported within general and administrative expense to increase as we establish more comprehensive compliance and governance functions, maintain IT costs, review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports as required by the rules and regulations of the SEC. As a result, our historical results of operations may not be indicative of our results of operations in future periods.
We expect these expenses to vary from period to period as a percentage of revenue.
Other income, net
Interest expense. Interest expense consists primarily of accretion of the present value of the litigation settlement liability. See our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding the settlement.
Interest income. Our interest income consists primarily of interest earned on our cash and cash equivalents which are invested in cash deposits and in money market funds.
Other income, net. Our income (expense), net consists primarily of foreign exchange gains and losses.
Income taxes
Our provision for (benefit from) income taxes consists primarily of provision for federal taxes and local taxes in the United States as well as foreign taxes. As we plan to expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.
Results of operations
Comparison of the year ended December 31, 2023 and 2022
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our consolidated results of operations and comprehensive (loss) income data for the periods presented:

	Year ended December 31,
(In thousands)	2023	2022
Revenue, net:
Product	$156,717	$148,600
Service	36,298	15,436
Total revenue, net	193,015	164,036
Cost of sales:
Product	65,327	49,955
Service	18,262	13,107
Total cost of sales	83,589	63,062
Gross profit	109,426	100,974
Operating expenses:
Research and development	44,151	34,858
Sales and marketing	49,148	33,230
General and administrative	43,972	34,690
Total operating expenses	137,271	102,778
Loss from operations	(27,845)	(1,804)
Other income, net
Interest expense	(2,071)	(2,573)
Interest income	6,413	4,619
Other income, net	7,794	1,018
Total other income, net	12,136	3,064
(Loss) income before income taxes	(15,709)	1,260
Benefit from income taxes	(3,561)	(1,224)
Net (loss) income	(12,148)	2,484
Foreign currency translation adjustment, net of tax	(549)	(1,611)
Unrealized (loss) gain on marketable securities	(29)	17
Net comprehensive (loss) income	$(12,726)	$890
Total revenue, net

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Revenue, net
Product	$156,717	$148,600	$8,117	5%
Service	36,298	15,436	20,862	135%
Total revenue, net	$193,015	$164,036	$28,979	18%

Total revenue, net increased by $29.0 million, or 18%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Revenue growth reflects steady revenue from sales of the Cytek Aurora and Cytek Northern Lights systems, an increase in revenue from sales of the Aurora CS system and revenue from the acquired FCI Business. Revenue from the acquired FCI Business was $28.7 million for the year ended December 31, 2023.
Product revenue increased by $8.1 million, or 5%, to $156.7 million, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven by revenue contribution from the FCI Products, along with steady demand for the Cytek Aurora and Northern Lights systems and an increase in sales of the Aurora CS system.

Service revenue increased by $20.9 million, or 135%, to $36.3 million, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in service revenue was mainly driven by continued growth in the instruments installed base with more instruments coming off warranty and the addition of the FCI Business.
Total cost of sales, gross profit and gross margin

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Cost of sales:
Product	$65,327	$49,955	$15,372	31%
Service	18,262	13,107	5,155	39%
Total cost of sales	$83,589	$63,062	$20,527	33%
Gross profit	$109,426	$100,974	$8,452	8%
Gross margin	57%	62%
Total cost of sales increased by $20.5 million, or 33%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in cost of sales was driven by increases in product and service revenue, primarily due to more instruments shipped, increased material costs, and increased service and manufacturing headcount and associated personnel cost.
Total gross profit margin was 57% and 62% as a percent of total revenue for the year ended December 31, 2023 and 2022, respectively. Gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Product:
Revenue	$156,717	$148,600	$8,117	5%
Cost of sales	65,327	49,955	15,372	31%
Product gross profit	$91,390	$98,645	$(7,255)	(7)%
Gross margin	58%	66%

Service:
Revenue	$36,298	$15,436	$20,862	135%
Cost of sales	18,262	13,107	5,155	39%
Service gross profit	$18,036	$2,329	$15,707	674%
Gross margin	50%	15%
Product revenue for the year ended December 31, 2023 increased by 5%, as compared to the year ended December 31, 2022. Product gross profit for the year ended December 31, 2023 decreased by 7%, as compared to the year ended December 31, 2022. Product cost of sales for the year ended December 31, 2023 increased by 31% as compared to the same period in 2022. The lower product gross margins in the year ended December 31, 2023 compared to the year ended December 31, 2022 were driven primarily by higher material costs and by less favorable instrument product mix following the FCI Acquisition.
Service revenue and service gross profit for the year ended December 31, 2023 increased by 135% and 674%, respectively, as compared to the year ended December 31, 2022. Service cost of sales for the year ended December 31, 2023 increased by 39% as compared to the same period in 2022. The higher service gross margins in the year ended December 31, 2023 compared to the year ended December 31, 2022 were mainly driven by continued growth in the instruments installed base with more instrument coming off warranty and the addition of the FCI Business.

Operating expenses
Research and development

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Research and development	$44,151	$34,858	$9,293	27%
Research and development expenses were $44.2 million for the year ended December 31, 2023 as compared to $34.9 million for the year ended December 31, 2022. The increase of $9.3 million in research and development expenses was primarily due to an increase of $8.8 million in headcount and personnel-related expenses, including stock-based compensation increase of $1.6 million. This was primarily due to increased headcount from the FCI Acquisition.
The increase in research and development expenses for the year ended December 31, 2023 was primarily driven by costs relating to the FCI Business. We expect our research and development expense to increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.
Sales and marketing

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Sales and marketing	$49,148	$33,230	$15,918	48%
Sales and marketing expenses were $49.1 million for the year ended December 31, 2023 as compared to $33.2 million for the year ended December 31, 2022. The increase of $15.9 million in sales and marketing expenses was primarily due to an increase in headcount, commissions, and personnel-related expenses of $11.6 million, including $0.9 million stock-based compensation, an increase of $3.0 million in trade shows and other sales and marketing costs, and an increase of $1.5 million in fixed assets and intangible asset amortization costs. This was primarily due to increased headcount from the FCI Acquisition.
We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.
General and administrative

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
General and administrative	$43,972	$34,690	$9,282	27%
General and administrative expenses were $44.0 million for the year ended December 31, 2023 as compared to $34.7 million for the year ended December 31, 2022. The increase of $9.3 million in general and administrative expenses was primarily due to an increase of $5.7 million in general corporate personnel-related costs, including an increase of $2.6 million in stock-based compensation and other payroll costs, and $3.0 million of other outside service increase and related acquisition expense.
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
Interest expense

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Interest expense	$(2,071)	$(2,573)	$502	(20)%
Interest expense was $2.1 million for the year ended December 31, 2023 as compared to $2.6 million for the year ended December 31, 2022. The decrease was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Interest income

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Interest income	$6,413	$4,619	$1,794	39%
Interest income was $6.4 million and $4.6 million for the year ended December 31, 2023 and 2022, respectively. The increase of $1.8 million in interest income was the result of higher interest earned on our cash and cash equivalents and short term investment due to an increase in interest rates, as compared to the year ended December 31, 2022.
Other income, net

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Other income, net	$7,794	$1,018	$6,776	666%
Other income, net was $7.8 million for the year ended December 31, 2023 as compared to other income, net of $1.0 million for the year ended December 31, 2022, respectively. The increase of $6.8 million was primarily from short-term investment income increase during the year ended December 31, 2023.
Income Taxes

	Year ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Benefit from income taxes	$(3,561)	$(1,224)	$(2,337)	191%
Benefit from income tax was $3.6 million for the year ended December 31, 2023. The benefit for income tax was $1.2 million for the year ended December 31, 2022. The net change of $2.3 million for the year ended December 31, 2023 was the result of a loss in 2023 compared to profit in 2022.
Non-GAAP Financial Measure
To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles, we use constant currency revenue, which is a non-GAAP financial measure. We believe the presentation of revenue on a constant currency basis, in addition to results reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”), provides useful information about our operating performance because the constant currency presentation excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of revenue on a constant currency basis should be considered in addition to, but not as a substitute for, measures of financial performance reported in accordance with GAAP. Revenue on a constant currency basis, as we present it, may not be comparable to similarly titled measures used by other companies.
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
The following table presents a reconciliation of constant currency revenue to our reported net revenue for the periods indicated (in thousands, except percentages):

Revenue	Year ended December 31, 2023	Year ended December 31, 2022

As reported	193,015	164,036
Non-GAAP constant currency	193,697	171,793
FX Impact [$]	682	7,757
FX Impact [%]	0.4%	4.7%
Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of December 31, 2023 and December 31, 2022, we had approximately $262.7 million and $344.0 million, respectively, in cash and cash equivalents and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
We currently anticipate making additional capital expenditures during the next 12 months, which is expected to primarily include equipment to be used for manufacturing and investment in research and development.
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $12.7 million as of December 31, 2023.
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
Share repurchases
On May 17, 2023, the Board approved a program for our repurchase of up to an aggregate of $50 million of our outstanding common stock. During the three months ended December 31, 2023, we repurchased 5,332,769 shares of our outstanding common stock for a total cost of approximately $34.6 million at an average price per share of $6.49. During the twelve months ended December 31, 2023, we repurchased 6,613,780 shares of our outstanding common stock for a total cost of approximately $44.0 million at an average price per share of $6.66. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2023. The commissions costs related with the share repurchases were $0.1 million for both the three months and twelve months ended December 31, 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2023, we have accrued $0.3 million excise taxes related with our stock repurchases.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$5,281	$(12,231)
Investing activities	(93,894)	(55,909)
Financing activities	(41,812)	5,513
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,445)	(2,491)
Net decrease in cash, cash equivalents and restricted cash	$(131,870)	$(65,118)
Operating activities
Net cash provided by operating activities for the year ended December 31, 2023 was $5.3 million including net loss of $12.1 million. We also incurred non-cash stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, interest expenses for accretion of the legal settlement liabilities and provision for excess and obsolete inventory of $22.0 million, $6.0 million, $3.2 million, $1.6 million, and $1.5 million, respectively. We had gain on investment accretion and amortization of $6.7 million. Cash provided included an increase in deferred revenue of $6.5 million, a decrease of inventories of $4.3 million and an increase in accrued expenses and other liabilities of $0.7 million. This was partially offset by an increase of trade accounts receivable of $7.3 million, an increase in prepaid expenses and other assets of $9.5 million, a decrease in the legal settlement liability of $0.3 million, and a decrease of operating lease liabilities of $3.1 million, and a decrease of trade accounts payables of $1.8 million.
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
Investing activities
Net cash used in investing activities during the year ended December 31, 2023 was $93.9 million driven by purchases of marketable securities of $175.9 million, the purchase of the FCI Business of $44.9 million, purchases of property and equipment of $4.6 million, purchase of intangible assets of $0.2 million, and payment of investments in Japan of $0.2 million, partially offset by proceeds from maturities of marketable securities of $132.0 million.
Net cash used in investing activities during the year ended December 31, 2022 was $55.9 million driven by purchases of marketable securities of $44.5 million, purchases of property and equipment of $9.9 million, and payment of investments of $1.6 million.
Financing activities
Net cash used in financing activities during the year ended December 31, 2023 was $41.8 million driven by $44.2 million of costs related to our share repurchase program, $0.6 million in loan repayment costs and payments for taxes related to net share settlement of equity awards of $0.4 million, partially offset by the issuance of our common stock under our equity incentive plans of $1.5 million and the issuance of our common stock under our Employee Stock Purchase Plan of $1.9 million.
Net cash provided by financing activities during the year ended December 31, 2022 was $5.5 million driven by proceeds from a loan of $2.9 million and issuance of our common stock under our equity incentive plans.
Contractual Obligations and Commitments
During the year ended December 31, 2023, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on March 1, 2023.

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
Critical accounting policies, significant judgments and use of estimates
We have prepared our consolidated financial statements in accordance with GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We based our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
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
Revenue recognition
Our product revenue primarily consists of sale of our instruments, instrument accessories, such as loaders and, to a lesser extent, consumables such as reagents. We offer multiple versions of our instruments with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.
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
Product revenue
Our standard arrangement for sales to end users is generally a purchase order or an executed contract. Product revenue is recognized upon transfer of control of the product to the customer, which, for us, generally occurs at a point in time depending on the shipping terms. Payment terms are generally 30 to 45 days from the date of invoicing.
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
Contract assets and contract liabilities
Contract assets are recorded when the amount of revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. As of December 31, 2023 and 2022, we had immaterial amounts of contract assets included within prepaid expenses and other current assets on the consolidated balance sheets.
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
Amounts allocated to assets and liabilities are based upon their fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include developed technology, customer relationships, trade names, and reagent licenses.
Goodwill and intangible assets
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
The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.96	5.91	6.05
Expected volatility	71%	75%	90%
Risk-free interest rate	4%	2%	1%
Dividend yield	—	—	—
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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2023, we had cash and cash equivalents of $167.6 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cytek Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cytek Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity (deficit), cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventories – Excess and Obsolete Inventories — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. The Company's estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. The Company’s inventories balance is $60.9 million as of December 31, 2023.
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
•We tested the effectiveness of internal controls over management’s estimates and assumptions used to evaluate excess and obsolete inventories, including internal controls over the estimates of demand for products.
•We evaluated the reasonableness of management’s method, assumptions, and judgments used in developing their estimate of excess and obsolete inventories, which included estimates of demand for its products, potential obsolescence of technology, product life cycles, pricing trends and forecasts, and selling prices.
•We tested underlying data used and considered by management in making their estimates and assumptions related to excess and obsolete inventories, including the amount of inventory on hand, estimates of demand for products, and historical usage by product.
•We compared actual inventory usage and write-down activity in the current year to the excess and obsolete estimates made by management in the prior year to evaluate management’s ability to make accurate estimates.
•We selected a sample of inventory items from a) those management determined to be excess and obsolete and b) those management did not determine to be excess and obsolete, and performed the following:
—We evaluated the reasonableness of management’s estimates and assumptions by obtaining product-specific information.
—We inquired of management, including personnel with operational roles, regarding the estimates and assumptions specific to the selected inventory items.
•We considered inventory write-downs made subsequent to December 31, 2023 in evaluating the reasonableness of management’s estimates and assumptions related to excess and obsolete inventories.

Acquisition — Acquired Customer Relationship Intangible Assets — Refer to Notes 1, 2 and 9 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of certain of the assets of the flow cytometry and imaging business unit of Luminex Corporation on February 28, 2023. The Company accounted for the acquisition as a business combination in accordance with ASC 805, Business Combinations. The purchase price is equivalent to the fair value of consideration transferred, and tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Amounts allocated to assets and liabilities are based upon their estimated fair values. This requires management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and those of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The Company estimated the fair value of the acquired customer relationship intangible assets to be $8.6 million.
There was a high degree of auditor judgment and subjectivity in applying audit procedures relating to the fair value measurement of the acquired customer relationship. The audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the acquired customer relationship intangible assets included the following, among others:
•We tested the effectiveness of internal controls over acquisitions including (i) the controls over the valuation of the acquired intangible assets and (ii) controls over the forecasted financial information including assumptions of revenue growth rates and forecasted financial information, discount rates, and customer attrition rates selected by management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies used, and (2) discount rates, including testing the underlying source information, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•We evaluated the reasonableness of management’s customer attrition rates by comparing these assumptions to historical results.
•We evaluated the reasonableness of management’s forecasted financial information by comparing to:
—Historical forecasting accuracy for prior acquisitions.
—Analyst reports for the Company as well as industry reports.
—Historical rates of certain peer companies.
—Inquiries with individuals within the Company and acquired business unit’s operations, engineering, and finance departments regarding the forecasted financial information.
•We evaluated whether the audit evidence obtained through these procedures was consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
San Jose, California
March 13, 2024
We have served as the Company’s auditor since 2019.

Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$167,299	$296,601
Restricted cash	331	2,899
Marketable securities	95,111	44,548
Trade accounts receivable, net	55,928	48,864
Inventories	60,877	48,154
Prepaid expenses and other current assets	12,514	12,954
Total current assets	392,060	454,020
Deferred income tax assets, noncurrent	30,487	20,459
Property and equipment, net	18,405	13,682
Operating lease right-of-use assets	10,853	13,883
Goodwill	16,183	10,144
Intangible assets, net	23,084	4,331
Other noncurrent assets	3,385	2,957
Total assets	$494,457	$519,476
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,032	$4,805
Legal settlement liability, current	2,561	2,163
Accrued expenses	20,035	21,126
Other current liabilities	7,903	7,960
Deferred revenue, current	22,695	12,986
Total current liabilities	56,226	49,040
Legal settlement liability, noncurrent	16,477	15,596
Deferred revenue, noncurrent	15,132	13,124
Operating lease liability, noncurrent	9,479	12,312
Long term debt	1,648	2,271
Other noncurrent liabilities	2,431	1,587
Total liabilities	$101,393	$93,930
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of December 31, 2023 and December 31, 2022, respectively; 130,714,906 and 135,365,381 issued and outstanding shares as of December 31, 2023 and December 31, 2022, respectively.	131	135
Additional paid-in capital	423,386	442,887
Accumulated deficit	(29,178)	(17,030)
Accumulated other comprehensive loss	(1,275)	(697)
Noncontrolling interest in consolidated subsidiary	—	251
Total stockholders’ equity	393,064	425,546
Total liabilities and stockholders’ equity	$494,457	$519,476
The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Year Ended December 31
(In thousands, except share and per share data)	2023	2022	2021
Revenue, net:
Product	$156,717	$148,600	$119,519
Service	36,298	15,436	8,431
Total revenue, net	193,015	164,036	127,950
Cost of sales:
Product	65,327	49,955	37,377
Service	18,262	13,107	11,429
Total cost of sales	83,589	63,062	48,806
Gross profit	109,426	100,974	79,144
Operating expenses:
Research and development	44,151	34,858	24,442
Sales and marketing	49,148	33,230	24,710
General and administrative	43,972	34,690	20,835
Total operating expenses	137,271	102,778	69,987
Income (loss) from operations	(27,845)	(1,804)	9,157
Other income (expense):
Interest expense	(2,071)	(2,573)	(1,741)
Interest income	6,413	4,619	49
Other income (expense), net	7,794	1,018	(1,527)
Total other income (expense), net	12,136	3,064	(3,219)
(Loss) income before income taxes	(15,709)	1,260	5,938
Provision for (benefit from) income taxes	(3,561)	(1,224)	2,911
Net (loss) income	$(12,148)	$2,484	$3,027
Less: net loss (income) allocated to noncontrolling interests	—	92	(26)
Less: net income allocated to participating securities	—	—	(3,001)
Net income attributable to common stockholders, basic and diluted	$(12,148)	$2,576	$—
Net income attributable to common stockholders per share, basic	$(0.09)	$0.02	$—
Net income attributable to common stockholders per share, diluted	$(0.09)	$0.02	$—
Weighted-average shares used in calculating net income per share, basic	135,283,044	134,510,831	76,741,858
Weighted-average shares used in calculating net income per share, diluted	135,283,044	138,562,111	81,542,729
Comprehensive (loss) income:
Net (loss) income	$(12,148)	$2,484	$3,027
Foreign currency translation adjustment, net of tax	(549)	(1,611)	832
Unrealized (loss) gain on marketable securities	(29)	17	—
Net comprehensive (loss) income	$(12,726)	$890	$3,859
The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Redeemable Convertible
Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interest in consolidated subsidiary	Total stockholders’ equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	87,268,694	$194,319	31,241,916	$23	$6,491	$(22,607)	$65	$—	$(16,028)
Exercise of stock options			1,289,652	2	642				644
Stock-based compensation					6,586				6,586
Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs			13,949,401	14	215,675				215,689
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(87,268,694)	(194,319)	87,268,694	87	194,231				194,318
Foreign currency translation adjustment, net of tax							832		832
Noncontrolling interest								317	317
Net income						3,001		26	3,027
Balances at December 31, 2021	—	—	133,749,663	$126	$423,625	$(19,606)	$897	$343	$405,385
Shares issued in connection with employee stock plans			1,632,467	9	2,876				2,885
Shares of Common Stock withheld related to net share settlement			(16,749)		(209)				(209)
Stock-based compensation					16,595				16,595
Unrealized gain on marketable securities							17		17
Foreign currency translation adjustment, net of tax							(1,611)		(1,611)
Net income						2,576			2,576
Noncontrolling interest								(92)	(92)
Balances at December 31, 2022	—	$—	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546
Shares issued in connection with employee stock plans			1,723,511	2	1,465				1,467
Proceeds from Employee Stock Purchase Plan			296,236	—	1,855				1,855
Shares of Common Stock withheld related to net share settlement			(56,442)	—	(419)				(419)
Repurchase of shares			(6,613,780)	(6)	(44,465)				(44,471)
Stock-based compensation					22,048				22,048
Noncontrolling interest					15			(251)	(236)
Unrealized loss on marketable securities							(29)		(29)
Foreign currency translation adjustment, net of tax							(549)		(549)
Net loss						(12,148)			(12,148)
Balances at December 31, 2023	—	$—	130,714,906	$131	$423,386	$(29,178)	$(1,275)	$—	$393,064

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(12,148)	$2,484	$3,027
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,048	2,492	1,242
Amortization of operating lease-right-of use assets	3,182	3,167	—
Allowance for credit losses	269	102	—
Stock-based compensation	22,048	16,595	6,586
Gain on equity method investment	—	—	(40)
Loss on disposal of property and equipment	7	—	—
Loss on lease exit cost		—	283
Provision for excess and obsolete inventory	1,468	756	488
Gain on investments, accretion, and amortization, net	(6,661)	(77)	—
Interest expenses for accretion of the legal settlement liabilities	1,577	2,178	1,690
Change in operating assets and liabilities:
Trade accounts receivable	(7,332)	(19,744)	(12,367)
Inventories	4,286	(17,653)	(7,068)
Prepaid expenses and other assets	(9,515)	(19,362)	(6,252)
Trade accounts payable	(1,784)	1,862	(256)
Accrued expenses and other liabilities	729	7,470	10,978
Legal settlement liabilities	(298)	373	(3,693)
Deferred revenue	6,520	9,411	10,012
Lease liabilities	(3,115)	(2,285)	—
Net cash provided by (used in) operating activities	5,281	(12,231)	4,630
Cash flows from investing activities:
Purchases of marketable securities	(175,935)	(44,454)	—
Maturities of marketable securities	132,000	—	—
Purchase of property and equipment	(4,648)	(9,748)	(4,364)
Acquisition of business	(44,896)	—	(17,000)
Purchase of intangible assets (patents)	(179)	(120)	—
Payment for investment	—	(1,587)	—
Payment for additional investment in Cytek Japan, net of cash acquired	(236)	—	371
Net cash used in investing activities	(93,894)	(55,909)	(20,993)
Cash flows from financing activities:
Repayment of Paycheck Protection Program loan	—	—	(2,772)
Proceeds from initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	215,689
Payment for repurchase of shares	(44,151)	—	—
Proceeds from loan	—	2,983	—
Repayment of loan	(565)	(50)	—
Proceeds from Employee Stock Purchase Plan	1,855	1,585	—
Payments for taxes related to net share settlement of equity awards	(419)	(209)	—
Proceeds from issuance of common stock under employee stock plans	1,468	1,204	642
Net cash (used in) provided by financing activities	(41,812)	5,513	213,559
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,445)	(2,491)	1,303
Cash, cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(131,870)	(65,118)	198,499
Cash, cash equivalents and restricted cash at beginning of period	299,500	364,618	166,119
Cash, cash equivalents and restricted cash at end of period	$167,630	$299,500	$364,618
Supplemental disclosure of cash flow information:
Cash paid for taxes	$5,305	$10,390	$2,863

Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$40	$67	$134
Intangible asset in accrued expenses at period end	$510	$30	$93
Accrued excise taxes for share repurchase	$320	$—	$—
Stock option exercise in other receivables at period end	$—	$96	$—
The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc.
Notes to consolidated financial statements
1.    Description of business
Cytek Biosciences, Inc. (“Cytek” or the “Company”) is a leading cell analysis solutions company advancing the next generation of cell analysis tools with its novel technical approach of leveraging the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP” technology). The Company has focused on becoming the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications.
The Company has successfully developed and manufactured its full spectrum flow cytometry platform (“instrument(s)” or “product(s)”). The Company's core FSP instruments, the Cytek Aurora and Northern Lights systems, deliver high-resolution, high-content and high-sensitivity cell analysis. The Company also launched its Cytek Aurora cell sorter (“Aurora CS”), which leverages FSP technology to further broaden potential applications across cell analysis. The Company’s FSP platform includes instruments, accessories, reagents, software, and services to provide a comprehensive and integrated suite of solutions for its customers.
On February 28, 2023, the Company completed the acquisition of certain assets (the “FCI Acquisition”) relating to the flow cytometry and imaging business of Luminex Corporation (“Luminex”), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis- and Guava-branded instruments, and flow cytometry reagent products and services (the “FCI Business”). The acquired FCI Business includes conventional flow and image-based flow cytometry instrumentation and related products and services (the “FCI Products”).
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
Principles of consolidation
The consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Limited (HK), Cytek Biosciences B.V. (Europe), Cytek (Shanghai) Biosciences Co., Ltd., Cytek Biosciences (Wuxi) Co., Ltd., Cytek Japan Kabushiki Kaisha (“Cytek Japan”), Cytek Biosciences Ltd (UK), Cytek Biosciences GmbH (Germany) Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. were closed in the fourth quarter of 2023. All intercompany accounts and transactions have been eliminated in consolidation.
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
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.
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
Foreign currency translation and transactions
The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of operations and comprehensive (loss) income have been translated at the average exchange rate for the year or the reporting period. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of operations and comprehensive (loss) income.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents was $167.6 million and $299.5 million as of December 31, 2023 and 2022, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of December 31, 2023 and 2022.
The Company classifies restricted cash as current on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	December 31, 2023	December 31, 2022
Cash	$22,407	$123,371
U.S. Treasury	—	29,930
Federal agency securities	—	19,908
Commercial paper		5,955
Money market funds	144,892	117,437
Restricted cash	331	2,899
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$167,630	$299,500
Short-term restricted cash
As of December 31, 2023, a customer made an advance payment of $331,000 (EUR 299,579.5) to Cytek Biosciences B.V., provided that the Customer receives a bank guarantee for the same amount as security for refund of said amount in the event that Cytek Biosciences B.V. fails to fulfill its delivery commitment. After the delivery, the restricted cash will be released into the Company's normal cash account.
On November 7, 2022, Cytek (Wuxi) Biosciences Co., Ltd, the Company’s China subsidiary (“Cytek Wuxi”), entered a fixed asset loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi's name, but the use of such account is restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released.
Investments
Available-for-sale investments. The Company's investments may consist of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, and money market funds. The Company has designated all investments as available-for-sale and, therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. Realized gains and losses on the sale of investments are recorded in interest and other income, net in the consolidated statements of operations. Investments with remaining maturities at date of purchase greater than 90 days and remaining maturities as of the reporting period less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.
Equity Investment. The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the year ended December 31, 2023.
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
Allowance for credit losses
The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13, Financial Instruments - Credit Losses”) on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022, as further described within the section below titled Recently Adopted Accounting Pronouncements. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.
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

The changes in the allowance for uncollectible receivables for the year ended December 31, 2023 were as follows (in thousands):

Allowance for credit losses
Balance at December 31, 2021	$3
Cumulative effect adjustment upon adoption of ASU 2016-13	—
Balance at January 1, 2022	3
Utilization of allowance for credit losses	(3)
Provision for credit losses	102
Balance at December 31, 2022	$102
Utilization of allowance for credit losses	—
Provision for credit losses	270
Balance at December 31, 2023	$372
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
Upon sale or retirement of the assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statement of operations and comprehensive (loss) income. Expenditures for general maintenance and repairs are expensed as incurred.
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

Estimated Useful Lives
Patent	20 years
Trademarks	10 years
Trade name	3 - 15 years
FCI developed technology	1 - 6 years
Customer relationship	7 - 9 years
Reagent licenses	7 years
IP license	5 years
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
During the twelve months ended December 31, 2023 and December 31, 2022, the Company recorded $14.9 million and $12.1 million of revenue under bill-and-hold arrangements, respectively. As of December 31, 2023 and December 31, 2022, $5.4 million and $5.9 million was included in revenue for products that had not yet shipped, respectively. As of December 31, 2021, revenue recorded under bill-and-hold arrangements was immaterial.
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
Deferred offering costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s planned initial public offering, are capitalized, and are offset against proceeds from an offering upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed. On July 27, 2021, the Company completed the IPO; accordingly, the Company recognized the initial public offering costs of approximately $5.3 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying consolidated balance sheet. Accordingly, there were no deferred offering costs related to the IPO as of December 31, 2023 and December 31, 2022.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of December 31, 2023, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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
Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the year ended December 31, 2023, 2022 and 2021 advertising, marketing and media expenses were $3.4 million, $2.5 million and $1.8 million, respectively.
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
The Company intends to reinvest its undistributed earnings of its foreign operations. Following enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), the repatriation of cash to the United States is generally no longer taxable for federal income tax purposes. However, the repatriation of cash held outside the United States could be subject to applicable foreign withholding taxes and state income taxes. The Company may remit foreign earnings to the United States to the extent it is tax efficient to do so. It does not expect the tax impact from remitting these earnings to be material. The Company adopted this guidance on January 1, 2021 on a prospective basis, and the adoption did not have a material impact to the Company’s consolidated financial statements.
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
Amounts allocated to assets and liabilities are based upon their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include developed technology, customer relationships, trade names, and reagent licenses.
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
A number of practical expedients and policy elections are available under the new guidance to reduce the burden of adoption and ongoing compliance with Topic 842. The Company elected the “package of practical expedients” permitted under the transition guidance, which did not require reassessment of whether contracts entered into prior to January 1, 2022 are or contain leases, and allowed carryforward of the historical lease classification for existing leases. The Company has not elected to adopt the “hindsight” practical expedient, and therefore will measure the right-of-use (ROU) asset and lease liability using the remaining portion of the lease term at adoption on January 1, 2022.
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
Adoption of Topic 842 resulted in the recording of ROU assets and lease liabilities related to the Company’s operating leases of approximately $14.6 million and $15.2 million, respectively, on January 1, 2022. The adoption of the new lease standard did not materially impact the Company's consolidated net income or consolidated cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. Refer to Note 17 for additional disclosures.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement.
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on its financial statements.
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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Sales channel mix
Direct sales channel	$147,169	$129,098	$110,520
Distributor channel	45,846	34,938	17,430
Total revenue, net	$193,015	$164,036	$127,950

Customer mix
Academia and government	$82,145	$73,706	$59,415
Biotechnology, pharmaceutical, distributor and contract research organizations	110,870	90,330	68,535
Total revenue, net	$193,015	$164,036	$127,950
Revenue by geographical markets is presented in Note 22, Geographic areas.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2023 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,336	$—	$1,336
Service revenue	21,359	15,132	36,491
Total revenue	$22,695	$15,132	$37,827

Contract balances
The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	December 31, 2023	December 31, 2022
Trade accounts receivable	$55,928	$48,864
Contract liabilities:
Deferred revenue	$37,827	$26,110
Customer deposits, which are included in 'Other current liabilities'	1,438	1,555
Total contract liabilities	$39,265	$27,665
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2020	$7,745
Revenue recognized	(15,008)
Revenue deferred	25,152
Balance at December 31, 2021	$17,889
Revenue recognized	(24,686)
Revenue deferred	34,462
Balance at December 31, 2022	$27,665
Revenue recognized	(36,298)
Revenue deferred	47,898
Balance at December 31, 2023	$39,265
5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$35,718	$26,925
Work in progress	10,454	4,897
Finished goods	14,705	16,332
Total inventories	$60,877	$48,154

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses:
Prepaid inventory	$292	$621
Prepaid rent	255	293
Prepaid insurance	990	1,466
Prepaid income tax	5,813	2,080
Other	2,742	2,687
Other current assets:
Tax refund receivable	192	2,011
Other	2,230	3,796
Total prepaid expenses and other current assets	$12,514	$12,954
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	December 31, 2023	December 31, 2022
Accrued expenses:
Accrued compensation and related benefits	$13,748	$13,911
Professional service fees	665	1,276
Purchases	1,871	2,457
Product warranty	2,805	2,126
Other	946	1,356
Total accrued expenses	$20,035	$21,126
For the product warranty analysis refer to Note 20.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	December 31, 2023	December 31, 2022
Other current liabilities:
Customer deposits	$1,438	$1,555
Income tax payable	1,297	246
Sales and use tax payable	1,763	1,421
Operating lease liability, current	2,444	2,931
Current portion of loan	565	580
Other	396	1,227
Total other current liabilities	$7,903	$7,960
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

Description:	December 31, 2023	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$144,892	$144,892	$—	$—
Short-term investments:
U.S. Treasury	47,366	47,366	—	—
Federal agency securities	35,818	—	35,818	—
Commercial paper	11,927	—	11,927	—
Total	$240,003	$192,258	$47,745	$—

	December 31, 2022	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
U.S. Treasury	$29,930	$29,930	$—	$—
Federal agency securities	19,908	—	19,908	—
Commercial paper	5,955	—	5,955
Money market funds	117,437	117,437	—	—
Short-term investments:
U.S. Treasury	9,786	9,786	—	—
Federal agency securities	11,626	—	11,626	—
Commercial paper	23,136	—	23,136	—
Total	$217,778	$157,153	$60,625	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of December 31, 2023.
7.    Investments
The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury	$47,347	$19	$—	$47,366
Federal agency securities	35,840	—	(22)	35,818
Commercial paper	11,937	—	(10)	11,927
Total available-for-sale investments	$95,124	$19	$(32)	$95,111

The following table summarizes the contractual maturities of the Company's available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Mature in less than one year	$95,124	$95,111
Total	$95,124	$95,111
The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury	9,783	3	—	9,786
Federal agency securities	11,613	15	(1)	11,627
Commercial paper	23,136	—	—	23,136
Total available-for-sale investments	$44,532	$18	$(1)	$44,549
The following table summarizes the contractual maturities of the Company's available-for-sale securities at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Mature in less than one year	44,532	44,549
Total	$44,532	$44,549
8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	December 31, 2023	December 31, 2022
Laboratory equipment	$9,472	$4,777
Leasehold improvements	3,623	3,481
Building and land	7,653	5,553
Construction in progress	256	178
Office and computer equipment	1,235	890
Furniture and fixtures	2,086	1,962
Total property and equipment	24,325	16,841
Less: accumulated depreciation	(5,920)	(3,159)
Property and equipment, net	$18,405	$13,682
Total depreciation expense for the year ended December 31, 2023, 2022, and 2021 were $2.8 million, $1.7 million and $0.9 million, respectively.
9.    Acquisition
On February 28, 2023, the Company completed the FCI Acquisition for an aggregate cash consideration of $44.9 million.
The FCI Acquisition expands Cytek’s product portfolio to include high-resolution cell images with the speed, sensitivity and phenotyping abilities of flow cytometry. The addition of Guava flow cytometers expand Cytek’s core instrument offerings, adding cost-effective, entry-level and personal instrument options to broaden the market and research areas it services.

The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of contract liabilities assumed which are recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. The Company has finalized its accounting for the FCI Acquisition during the fourth quarter of 2023.
During the year ended December 31, 2023, the Company recorded the following changes as a result of measurement period adjustments to the fair value of the initial assets as follows:
•Property and equipment increased by $1.4 million
•Deferred tax assets increased by $0.6 million
•Customer relationships increased by $0.1 million
•Developed technologies increased by $0.7 million
•Trade names increased by 0.2 million
The measurement period adjustments noted above decreased goodwill by $3.0 million.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the FCI Acquisition (in thousands):

(in thousands)
Fair value of assets acquired and liabilities assumed:
Inventories	$18,695
Property and equipment	3,040
Prepaid expenses	70
Deferred tax assets	570
Intangible assets
Customer relationships	8,600
Amnis ImageStream developed technology	10,000
Guava easyCyte and Muse developed technology	140
Amnis FlowSight and CellStream developed technology	20
Amnis trade name	2,900
Guava trade name	90
Goodwill	6,039
Deferred revenue	(4,952)
Accrued warranty costs	(316)
Fair value of net assets acquired	$44,896
The $6.0 million of goodwill arising from the acquisition is primarily attributed to significant time-to-market advantages, as the Company gained immediate access to the FCI Products, existing relationships and business infrastructure and knowledgeable and experienced workforce. The goodwill is deductible for tax purposes. The Company has integrated the FCI Business into its existing business structure, which is comprised of a single reportable segment and a single reporting unit.

Intangible assets identified for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	Fair Value	Useful life (years)
	(In thousands, except for years)
Customer relationships	$8,600	9
Amnis ImageStream developed technology	10,000	6
Guava easyCyte and Muse developed technology	140	2
Amnis FlowSight and CellStream developed technology	20	1
Amnis trade name	2,900	15
Guava trade name	90	3
Total	$21,750
The customer relationships intangible asset represents the fair value of the underlying relationships with existing customers of the FCI Business. The trade name intangible asset represents the fair value of brand and name recognition associated with the marketing of the FCI Products. The FCI developed technology intangible asset represents the fair value of access to certain imaging and microcapillary technologies.
The fair value of the intangible assets acquired were estimated using variations of the income approach. The fair value of the customer relationships intangible asset was determined based on the multi-period excess earnings method and the relief-from-royalty method was utilized to estimate the fair values of the trade name and FCI developed technology intangible assets. The key assumptions used in estimating the fair values of intangible assets included forecasted financial information; customer retention rates; factors for technological obsolescence; royalty rates and discount rates. The cash flow projections were discounted using rates ranging from 29.0% to 39.0% The cash flows were based on estimates used to price the transaction, including market participant considerations, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.
All acquired intangibles are being amortized over their estimated useful lives using the straight-line method of amortization.
The fair value assigned to the assets acquired are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.
The results of operations for the FCI Business are included in the consolidated financial statements of the Company from the date of the acquisition. For the three and twelve months ended December 31, 2023, $9.8 million and $28.7 million of the Company's revenue were attributable to the acquired FCI Business.
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the twelve months ended December 31, 2023 and 2022 as if the acquisition had occurred as of January 1, 2022, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the acquired business unit and are not necessarily indicative of what the Company’s operating results would have been had the acquisition taken place on January 1, 2022:

	Three months ended December 31,		Twelve months ended December 31,
(in thousands)	2023	2022	2023	2022
Revenue	$58,605	$48,336	$197,964	$193,810
Income (loss) before income taxes	5,226	4,114	(13,954)	(2,990)
Net income (loss)	$6,357	$3,718	$(10,813)	$(753)
Pro forma financial information is presented as if the operations of the acquired business unit had been included in the consolidated results of the Company since January 1, 2022 and gives effect to transactions that are directly attributable to the acquisition. Adjustments include additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2022. Transaction costs incurred by the Company related to the acquisition totaled approximately $1.5 million for the twelve months ended December 31, 2023, which were expensed and recorded as a component of general and administrative expenses in the consolidated statement of operations.

10.    Goodwill and intangible assets, net
The addition of goodwill for the year ended December 31, 2023 is discussed in Note 9.
The following table shows the components of intangible assets, net (in thousands):

	December 31, 2023	December 31, 2022
Patents and trademarks	$638	$534
Trade name	3,823	700
IP license	10,636	476
Customer relationships	10,800	2,200
Reagent license	1,800	1,800
Total intangible assets	27,697	5,710
Less: accumulated amortization	(4,613)	(1,379)
Intangible assets, net	$23,084	$4,331
Total amortization expense for the year ended December 31, 2023, 2022, and 2021 were approximately $3.3 million, $0.8 million and $0.3 million, respectively.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0 million, $0.6 million, and $3.3 million product cost of sales related to royalty expense for the year ended December 31, 2023, 2022, and 2021, respectively. The Company recorded $1.6 million, $2.2 million, and $1.7 million of interest expense for the year ended December 31, 2023, 2022, and 2021, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $19.0 million and $17.8 million as of December 31, 2023 and December 31, 2022, respectively, and will record licensing expense in future periods.

The following table shows the components of the legal settlement liability (in thousands):

	December 31, 2023	December 31, 2022
Current:
Legal settlement liability	$2,561	$2,163
Noncurrent:
Legal settlement liability	16,477	15,596
Total legal settlement liability	$19,038	$17,759
12.    Debt
On November 7, 2022, Cytek (Wuxi) Biosciences Co., Ltd, the Company’s China subsidiary (“Cytek Wuxi”), entered a fixed asset loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit is in a separate account with Cytek Wuxi's name, but the use of such account is restricted. The Company presented the deposit as restricted cash on the audited consolidated Balance Sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi served as collateral. The total loan amount was $2.9 million and the loan term is five years. As of December 31, 2023, the total loan amount left is $2.2 million. The current portion of the loan, $0.6 million, is included in other current liabilities. The fixed interest rate on the loan was 4.5%.
13.    Common stock
As of December 31, 2023, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
On July 16, 2021, the Board and the Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation to effect a 1.3333-for-1 stock split of its common stock and redeemable convertible preferred stock, which became effective upon filing with the Secretary of State of the State of Delaware on July 16, 2021.
On July 16, 2021, the Board and the Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation, which became effective immediately following the closing of the Company's initial public offering (“IPO”) and filing with the Secretary of State of the State of Delaware on July 27, 2021.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of December 31, 2023, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
On May 17, 2023, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended December 31, 2023, the Company repurchased 5,332,769 shares of its outstanding common stock for a total cost of approximately $34.6 million at an average price per share of $6.49. During the twelve months ended December 31, 2023, the Company repurchased 6,613,780 shares of its outstanding common stock for a total cost of approximately $44.0 million at an average price per share of $6.66. The commissions costs related with the repurchases were $0.1 million for both the three months and twelve months ended December 31, 2023. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2023, we have accrued $0.3 million excise taxes related with our shares buy back.
14.    Stock-based compensation plan
Stock Plans
As of December 31, 2023, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of December 31, 2023, the total number of shares of common stock available for issuance under the 2021 Plan was 21,353,903 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the year ended December 31, 2023, 296,236 shares were issued pursuant to purchases under the ESPP. As of December 31, 2023, the total number of shares of common stock available for issuance under the ESPP was 5,509,370 shares.
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

Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2021	8,805,850	$6.56	8.03	$147,623
Options granted	715,352	12.43
Options exercised	(1,224,564)	1.07
Options forfeited	(641,036)	9.85
Options expired	(76,967)	2.33
Balance as of December 31, 2022	7,578,635	$7.76	7.42	$37,200
Options granted	1,295,948	10.09
Options exercised	(1,099,160)	1.33
Options forfeited	(363,937)	12.36
Options expired	(191,784)	14.60
Balance as of December 31, 2023	7,219,702	$8.74	6.90	$23,574
Options exercisable as of December 31, 2023	4,628,353	$7.10	6.21	$21,212
The weighted-average grant date fair value of options granted during the year ended December 31, 2023, 2022, and 2021 were $6.64, $8.21, and $10.42 per share, respectively.
There was $20.6 million of unrecognized stock-based compensation expense related to unvested stock options as of December 31, 2023. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 1.93 years as of December 31, 2023.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of December 31, 2023.
RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2021	104,876	$21.10	2.05	$1,704
Granted	1,361,133	12.93
Vested	(215,433)	14.51
Forfeited	(81,068)	13.03
Unvested balance at December 31, 2022	1,169,508	$13.36	1.59	$11,941
Granted	2,445,364	$10.05
Vested	(624,351)	12.20
Forfeited	(382,264)	11.02
Unvested balance at December 31, 2023	2,608,257	$10.88	1.51	$23,787
There was $26.2 million of unrecognized stock-based compensation expense related to unvested RSU awards as of December 31, 2023. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.99 years as of December 31, 2023.

Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$3,212	$2,855	$1,508
Research and development	6,676	5,035	1,877
Sales and marketing	4,290	3,419	1,375
General and administrative	7,870	5,286	1,826
Total stock-based compensation	$22,048	$16,595	$6,586
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.96	5.91	6.05
Expected volatility	71%	75%	90%
Risk-free interest rate	4%	2%	1%
Dividend yield	—	—	—
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.5	0.5
Expected volatility	67%	77%	75%
Risk-free interest rate	5%	3%	1%
Dividend yield	—	—	—
15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan the covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $1,678,000, $1,045,000, and $770,000 for the year ended December 31, 2023, 2022, and 2021, respectively.
16.    Income taxes
For the years ended December 31, 2023, 2022, and 2021, income from continuing operations before taxes consisted of amounts related to U.S. operations and income associated with the Company’s foreign operations. The geographical breakdown of the Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	2023	2022	2021
Domestic	$(16,899)	$(1,347)	$(1,870)
International	1,190	2,607	7,808
(Loss) income before income taxes	$(15,709)	$1,260	$5,938

Income tax expense attributable to income from continuing operations consists of (in thousands):

	2023	2022	2021
Current provisions for income taxes:
Federal	$4,142	$7,280	$3,666
State	798	1,339	440
Foreign	1,528	1,442	601
Total current	$6,468	$10,061	$4,707

Deferred tax expense (benefit):
Federal	$(8,777)	$(9,164)	$(2,529)
State	(1,170)	(1,910)	(579)
Foreign	(82)	(211)	1,312
Total deferred tax expense (benefit)	$(10,029)	$(11,285)	$(1,796)

Total provision for (benefit from) income taxes	$(3,561)	$(1,224)	$2,911
Tax rate reconciliation
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	2023	2022	2021
U.S. federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.4	(60.0)	(3.9)
Foreign income taxed at different rates	(0.9)	(37.9)	(9.6)
Foreign-derived intangible income deduction	9.1	(39.2)	(3.9)
Research and development credits	12.9	(146.4)	(6.6)
Tax impact of foreign earnings and losses	(1.4)	89.4	7.8
Subpart F	(5.3)	67.2	23.1
Share-based compensation	(12.2)	7.1	21.7
Other permanent adjustments	(0.8)	1.9	1.0
Prior year true up due to tax rate change	1.6	(47.1)	(0.6)
Change in valuation allowance, net	(6.5)	60.6	1.1
162M compensation	(0.7)	4.4	—
Foreign tax credit	2.1	(19.6)	—
Other	0.4	1.5	(2.2)
Effective tax rate	22.7%	(97.1)%	48.9%

Significant components of deferred taxes
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below (in thousands):

	2023	2022
Deferred tax assets
Net operating loss carryforwards	$1,414	$755
Foreign tax credit carryforward	854	492
Research and development credit carryforward	1,647	904
Stock based compensation	3,171	1,578
Legal settlement	4,458	4,050
Deferred revenue	6,061	4,415
Research and development capitalization	10,135	4,948
Inventory reserve	1,760	881
Accrued bonus	1,292	1,236
Lease liability	2,631	3,388
Other accruals	2,544	3,108
Gross deferred tax assets	35,967	25,755
Valuation allowance	(2,268)	(1,248)
Net deferred tax assets	$33,699	$24,507

Deferred tax liabilities
ROU assets	$(2,392)	$(3,053)
Depreciation and amortization	(820)	(995)
Net deferred tax liabilities	$(3,212)	$(4,048)

Net deferred tax assets (liabilities)	$30,487	$20,459
The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. During 2020, the Company released the valuation allowance on its U.S. deferred tax assets. The Company believes its deferred tax assets are more likely than not to be realized except for one entity in China which is expected to incur tax losses due to research and development deductions available.
As of December 31, 2023, the Company maintained a valuation allowance with respect to one of its foreign subsidiary’s net operating loss that it believes is not more likely than not to be realized. The Company will continue to reassess the valuation allowance annually and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
As of December 31, 2023 and 2022, the Company does not have state net operating loss carryforwards. As of December 31, 2023 and 2022, the Company had state tax credit carryforwards of $3.1 million and $1.8 million, respectively, to offset future tax liability. The credit carryforwards are not subject to expiration. As of December 31, 2023 and 2022, the Company had foreign tax credit for Cytek (Shanghai) Bio Sciences Co., Ltd of $0.9 million and $0.5 million, respectively, which expires in 2027 if not utilized.
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

Uncertain Tax Positions
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2023	2022	2021
Unrecognized tax benefits as of the beginning of the year	$2,235	$1,321	$737
Increases related to prior year tax provisions	217	298	65
Increase related to current year tax provisions	1,183	616	519
Unrecognized tax benefits as of the end of the year	$3,635	$2,235	$1,321
The Company accounts for uncertain tax positions under ASC 740. As of December 31, 2023, 2022 and 2021, there was approximately $3.6 million, $2.2 million and $1.3 million of unrecognized tax benefits, respectively. Of the unrecognized tax benefits, $3.4 million, $2.0 million and $1.1 million represents the amount that if recognized, would favorably affect the effective income tax rate in 2023, 2022 and 2021, respectively. The Company does not expect a significant change to its unrecognized tax benefits or recorded liabilities over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
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
As of December 31, 2023, the Company’s management is asserting that it is their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.
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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$3,182	$3,539
Short-term lease cost	910	48
Total lease cost	$4,092	$3,587
For the year ended December 31, 2023, sublease income was $272,000, recorded as other income.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$3,274	$2,332

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$178	$16,852
Supplemental balance sheet information related to leases is as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$10,853	$13,883
Included in other current liabilities:
Operating lease liabilities, current	$2,444	$2,931
Operating lease liabilities, noncurrent	9,479	12,312
Total operating lease liabilities	$11,923	$15,243

Weighted-average remaining lease term - operating leases:	4.68	5.47

Weighted-average discount rate - operating leases:	2.7%	2.6%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2023 is as follows (in thousands):

2024	$2,721
2025	2,644
2026	2,599
2027	2,315
2028	2,047
Thereafter	348
Total lease payments	$12,674
Less imputed interest	(751)
Total present value of lease liabilities	$11,923

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

19.    Investment in Cytek Japan
In May 2019, the Company jointly formed Cytek Japan with TOMY Digital Biology (“TOMY”). Cytek Japan was created for the purpose of expanding the Company’s presence in Japan. The Company and TOMY each purchased $46,000 of common stock of Cytek Japan. The Company previously accounted for its 50% interest in Cytek Japan as an equity method investment. The Company recorded $40,000 for its proportionate share of Cytek Japan’s earnings prior to its additional investment, which is included in other income (expense), net in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2022.
In March 2021, the Company purchased an additional $688,000 of common stock of Cytek Japan and TOMY purchased an additional $229,000 of common stock of Cytek Japan. The Company’s interest in Cytek Japan increased from 50% to 73% giving the Company controlling interest. The Company consolidated Cytek Japan as of March 31, 2021.
The Company recognized net assets of $1.1 million, consisting primarily of $1.0 million cash. The Company recorded noncontrolling interest of $315,000 on the unaudited interim consolidated financial statements as of March 31, 2021.
In January 2023, the Company purchased an additional $235,000 of common stock of Cytek Japan. Cytek Japan became a wholly-owned subsidiary of the Company.
20.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	December 31, 2023	December 31, 2022
Balance, beginning of the period	$2,126	$1,760
Accrual for current year warranties	3,540	2,841
Warranty cost incurred	(2,861)	(2,475)
Balance, end of period	$2,805	$2,126
21.    Net (loss) income attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net (loss) income attributable to common stockholders per share for the year ended December 31, 2023, 2022, and 2021 (in thousands except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator
Net (loss) income	$(12,148)	$2,484	$3,027
Less: net loss (income) allocated to noncontrolling interests	—	92	(26)
Less: net income allocated to participating securities	—	—	(3,001)

Net (loss) income attributable to common stockholders, basic and diluted	$(12,148)	$2,576	$—

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	135,283,044	134,510,831	76,741,858
Effect of employee stock plans	—	4,051,280	4,800,871
Weighted-average common shares outstanding, attributable to common stockholders, diluted	135,283,044	138,562,111	81,542,729

Net (loss) income attributable to common stockholders per share, basic	$(0.09)	$0.02	$—
Net (loss) income attributable to common stockholders per share, diluted	$(0.09)	$0.02	$—
Share-based compensation awards of approximately 9.0 million, 3.5 million, and 2.3 million shares for the years ended December 31, 2023, 2022, and 2021, respectively, were outstanding but were not included in the computation of diluted net income (loss) per share attributable to Cytek Biosciences, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
22.    Geographic areas
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the year ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$102,085	$94,592	$72,724
EMEA	53,178	43,958	36,967
APAC	31,598	22,523	16,078
Other	6,154	2,963	2,181
Total revenue, net	$193,015	$164,036	$127,950
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For the year ended December 31, 2023 and 2022, the Company had no major customers.
As of December 31, 2023 and December 31, 2022, the Company’s long-lived assets by geographic area were as follows (in thousands):

	December 31, 2023	December 31, 2022

United States	$8,814	$6,426
EMEA	325	—
APAC	9,266	7,256
Total	$18,405	$13,682

As of December 31, 2023 and December 31, 2022, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.
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
24.    Subsequent Events

On January 16, 2024, the Company signed a maximum credit agreement with Bank of Communications, China. for 40 million Chinese renminbi (approximately US $5.7 million). This credit is collateralized by the Wuxi building purchased in November 2023 as disclosed in Note 12. Among the total 40 million renminbi (approximately US $5.7 million), 20 million Chinese renminbi (approximately US $2.8 million) served as collateral for the loan. The remaining 20 million Chinese renminbi (approximately US $2.8 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. The line of credit is available from December 25, 2023 to December 25, 2024.

On February 28, 2024, Cytek (Wuxi) Biosciences Co., Ltd, the Company’s China subsidiary (“Cytek Wuxi”), based on the above mentioned line of credit, entered a one year loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by the building purchased by Cytek Wuxi in November, 2023. The total loan amount was 10 million Chinese renminbi (approximately US $1.4 million) and the interest rate is fixed at 3.45%. The loan effective term is February 28, 2024 to February 28, 2025. The interest expenses will be paid on a monthly basis. The loan will be used to pay employees' payroll or suppliers' invoices.

On February 29, 2024, the Company exercised its right to terminate one of its Seattle, Washington leases. Pursuant to the early termination provision in the lease agreement, the Company paid an early termination fee of $0.1 million. Accordingly, the lease will expire on August 31, 2024 rather than on its original expiration date of December 31, 2026. This reduces our future lease payments of $0.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
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
The following material weaknesses were contributing factors: (i) inadequate general information technology controls (GITCs) in the area of access security over certain information technology systems that support the Company’s financial reporting processes. Some of our business process controls (automated and manual) are dependent on the affected GITCs;

they too were deemed ineffective because they could have been adversely impacted; and (ii) ineffective design and/or review procedures for journal entries and balance sheet account reconciliations.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023 and has issued an attestation report on our internal controls over financial reporting, which is included herein.
Remediation Plan and Status
We remain committed to remediating the control deficiencies that constituted the above material weaknesses by continuing to enhance our internal control over financial reporting. Management has put in place measures aimed at addressing these deficiencies to ensure the material weaknesses are remediated. such that these controls are designed, implemented and operating effectively. Throughout 2023, we have executed, and we will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:
•We are committed to augmenting our workforce with qualified personnel in both our accounting and information technology functions.
•Leveraging external consultants, we will revise and improve the design of our controls, implement reviews and monitor the effectiveness of our system of internal controls, including GITCs.
•We are dedicated to identifying and appointing qualified personnel to assume responsibility for the design and operation of internal control over financial reporting and monitor the progress of remediation.
•We are committed to an ongoing process to revise and enhance the design of existing controls and implement new controls, update documentation, expand education and training, and strengthen supervisory reviews by our management.
•We will continue to further strengthen, GITCs related to financial accounting and reporting systems including implementing monitoring controls as appropriate. This includes the implementation of monitoring controls where deemed necessary to ensure ongoing effectiveness.
•We will continue to automate workflows and enhance oversight over the execution and review of manual journal entry controls and account reconciliations. Furthermore, we will continue to provide training for such enhanced oversight and review.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cytek Biosciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cytek Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 13, 2024, expressed an unqualified opinion on those financial statements.
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
The following material weaknesses were contributing factors: (i) inadequate general information technology controls in the area of access security over certain information technology systems that support the Company’s financial reporting processes. Some of the Company’s business process controls (automated and manual) are dependent on the affected general information technology controls; they too were deemed ineffective because they could have been adversely impacted; and (ii) ineffective design and/or review procedures for journal entries and balance sheet account reconciliations.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
San Jose, California
March 13, 2024

Item 9B. Other Information

Adoption, Modification or Termination of 10b5-1 Trading Plans

On November 10, 2023, Wenbin Jiang, our Chief Executive Officer, President and Chairman of the Board of Directors, terminated his written plan for the sale of the Company’s securities adopted on November 17, 2022 (the “Plan”). The termination of the Plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The Plan was set to expire on January 31, 2024 and covered the sale of a total of 1,200,000 shares of the Company’s common stock held by Dr. Jiang.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance - Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the Investor Relations section of our website at https://investors.cytekbio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the caption “Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements
The consolidated financial statements filed as part of this Annual Report on Form 10-K are included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions or the information requested is set forth in the financial statements or related notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.
(3)List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of common stock certificate of Cytek Biosciences, Inc.	S-1/A	333-257663	4.1	07/19/2021
4.3	Description of Securities.	10-K	001-40632	4.3	03/01/2023
10.1	Amended and Restated Investors’ Rights Agreement, by and among Cytek Biosciences, Inc. and certain of its stockholders, dated October 23, 2020.	S-1	333-257663	10.1	07/02/2021
10.2	Cytek Biosciences, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-257663	10.2	07/02/2021
10.3	Forms of Option Agreement, Notice of Stock Option Grant and Exercise Notice under Cytek Biosciences, Inc. 2015 Equity Incentive Plan.	S-1	333-257663	10.3	07/02/2021
10.4	Cytek Biosciences, Inc. 2021 Equity Incentive Plan.	S-1/A	333-257663	10.4	07/19/2021
10.5	Forms of Option Agreement and Notice of Stock Option Grant under 2021 Equity Incentive Plan.	S-1/A	333-257663	10.5	07/19/2021
10.6	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-40632	10.2	11/12/2021
10.7	Forms of Option Agreement and Notice of Stock Option Grant under 2021 Equity Incentive Plan, effective August 23, 2022.	10-Q	001-40632	10.1	11/09/2022

10.8	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan, effective August 23, 2022.	10-Q	001-40632	10.2	11/09/2022
10.9	Cytek Biosciences, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-257663	10.6	07/19/2021
10.10	Form of Indemnification Agreement, by and between Cytek Biosciences, Inc. and each of its directors and executive officers.	S-1/A	333-257663	10.7	07/19/2021
10.11	Offer letter, by and between Cytek Biosciences, Inc. and Valerie Barnett, dated January 12, 2021.	10-Q	001-40632	10.1	05/09/2023
10.12	Cytek Biosciences, Inc. Amended and Restated Severance Benefit Plan.					X
10.13+	Supply Agreement between the Registrant and Cytek (Wuxi) Biosciences Co., Ltd, a China subsidiary of Cytek Biosciences, Inc., and Coherent NA, Inc. dated August 25, 2021.	10-Q	001-40632	10.1	11/12/2021
10.14+	Supply and License Agreement, by and between Biotium, Inc. and Cytek Biosciences, Inc., dated as of September 1, 2020.	S-1	333-257663	10.11	07/02/2021
10.15+	Settlement, License, and Equity Issuance Agreement, by and between Becton, Dickinson and Company and Cytek Biosciences, Inc., dated October 5, 2020.	S-1	333-257663	10.12	07/02/2021
10.16	Lease, by and between SNH Medical Office Properties Trust and Cytek Biosciences, Inc., dated November 20, 2020.	S-1	333-257663	10.14	07/02/2021
10.17+	Asset Purchase Agreement, dated February 13, 2023, by and between Cytek, Inc. and Luminex Corporation	10-K	001-40632	10.16	03/01/2023
10.18	Equity Distribution Agreement, by and between the Company and Piper Sandler & Co. dated August 26, 2022.	S-3	333-267118	1.2	08/26/2022
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
97.0	Cytek Biosciences, Inc. Incentive Compensation Recoupment Policy	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	X
______________________________________
+Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the Registrant has determined that the omitted information is both not material and is the type that the Registrant treats as private and confidential.
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
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary.
Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cytek Biosciences, Inc.

Date: March 13, 2024	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2024	By:	/s/ Patrik Jeanmonod
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

Name	Title	Date

/s/ Wenbin Jiang	President, Chief Executive Officer and Director	March 13, 2024
Wenbin Jiang, Ph.D.	(Principal Executive Officer)

/s/ Patrik Jeanmonod	Chief Financial Officer	March 13, 2024
Patrik Jeanmonod	(Principal Financial and Accounting Officer)

/s/ Ming Yan	Chief Technology Officer and Director	March 13, 2024
Ming Yan, Ph.D.

/s/ Jack Ball	Director	March 13, 2024
Jack Ball

/s/ Don Hardison	Director	March 13, 2024
Don Hardison

/s/ Deborah Neff	Director	March 13, 2024
Deborah Neff

/s/ Gisele Dion	Director	March 13, 2024
Gisele Dion

/s/ Vera Imper	Director	March 13, 2024
Vera Imper, Ph.D.