Form 10-Q
period 2024-03-31
Cytek Biosciences, Inc.
filed 2024-05-08
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of April 30, 2024 was 131,272,929.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$168,788	$167,299
Restricted cash	353	331
Marketable securities	101,298	95,111
Trade accounts receivable, net	50,306	55,928
Inventories	54,742	60,877
Prepaid expenses and other current assets	13,160	12,514
Total current assets	388,647	392,060
Deferred income tax assets, noncurrent	32,708	30,487
Property and equipment, net	18,247	18,405
Operating lease right-of-use assets	9,949	10,853
Goodwill	16,183	16,183
Intangible assets, net	22,252	23,084
Other noncurrent assets	4,081	3,385
Total assets	$492,067	$494,457
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,725	$3,032
Legal settlement liability, current	2,550	2,561
Accrued expenses	18,054	20,035
Other current liabilities	8,228	7,903
Deferred revenue, current	23,009	22,695
Total current liabilities	55,566	56,226
Legal settlement liability, noncurrent	16,722	16,477
Deferred revenue, noncurrent	15,164	15,132
Operating lease liability, noncurrent	8,697	9,479
Long term debt	1,477	1,648
Other noncurrent liabilities	1,827	2,431
Total liabilities	99,453	101,393
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of March 31, 2024 and December 31, 2023, respectively; 131,254,181 and 130,714,906 issued and outstanding shares as of March 31, 2024 and December 31, 2023, respectively.	131	131
Additional paid-in capital	429,384	423,386
Accumulated deficit	(35,347)	(29,178)
Accumulated other comprehensive loss	(1,554)	(1,275)
Total stockholders’ equity	392,614	393,064
Total liabilities and stockholders’ equity	$492,067	$494,457
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenue, net:
Product	$34,122	$31,172
Service	10,738	5,916
Total revenue, net	44,860	37,088
Cost of sales:
Product	16,746	12,677
Service	5,101	3,373
Total cost of sales	21,847	16,050
Gross profit	23,013	21,038
Operating expenses:
Research and development	9,796	9,974
Sales and marketing	12,543	11,145
General and administrative	11,408	12,081
Total operating expenses	33,747	33,200
Loss from operations	(10,734)	(12,162)
Other income (expense):
Interest expense	(441)	(673)
Interest income	1,359	2,143
Other income, net	823	1,652
Total other income, net	1,741	3,122
Loss before income taxes	(8,993)	(9,040)
Benefit from income taxes	(2,824)	(2,233)
Net loss	(6,169)	(6,807)
Net loss, basic and diluted	$(6,169)	$(6,807)
Net loss per share, basic	$(0.05)	$(0.05)
Net loss per share, diluted	$(0.05)	$(0.05)
Weighted-average shares used in calculating net loss per share, basic	130,920,971	135,489,194
Weighted-average shares used in calculating net loss per share, diluted	130,920,971	135,489,194
Comprehensive loss:
Net loss	$(6,169)	$(6,807)
Foreign currency translation adjustment, net of tax	(244)	(42)
Unrealized (loss) gain on marketable securities	(35)	152
Net comprehensive loss	$(6,448)	$(6,697)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2023	130,714,906	$131	$423,386	$(29,178)	$(1,275)	$393,064
Shares issued in connection with employee stock plans	559,325	—	506	—	—	506
Shares of Common Stock withheld related to net share settlement	(20,050)	—	(148)	—	—	(148)
Stock-based compensation	—	—	5,640	—	—	5,640
Unrealized loss on marketable securities	—	—	—	—	(35)	(35)
Foreign currency translation adjustment, net of tax	—	—	—	—	(244)	(244)
Net loss	—	—	—	(6,169)	—	(6,169)
Balances at March 31, 2024	131,254,181	$131	$429,384	$(35,347)	$(1,554)	$392,614

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest in consolidated subsidiary	Total stockholders’ equity
Balances at December 31, 2022	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546
Shares issued in connection with employee stock plans	283,856	1	203	—	—	—	204
Shares of Common Stock withheld related to net share settlement	(5,182)	—	(57)	—	—	—	(57)
Stock-based compensation	—	—	4,699	—	—	—	4,699
Unrealized gain on marketable securities	—	—	—	—	152	—	152
Foreign currency translation adjustment, net of tax	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	(6,807)	—	—	(6,807)
Noncontrolling interest	—	—	16	—	—	(251)	(235)
Balances at March 31, 2023	135,644,055	$136	$447,748	$(23,837)	$(587)	$—	$423,460
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(6,169)	$(6,807)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,699	1,001
Amortization of operating lease-right-of use assets	761	800
Stock-based compensation	5,640	4,699
Loss on disposal of property and equipment	47	—
Provision for credit losses	121	—
Provision for excess and obsolete inventory	912	508
Gain on investments, accretion, and amortization, net	(1,202)	(1,580)
Interest expenses for accretion of the legal settlement liabilities	301	544
Change in operating assets and liabilities:
Trade accounts receivable	4,235	6,055
Inventories	4,773	(3,188)
Prepaid expenses and other assets	(2,925)	(136)
Trade accounts payable	615	305
Accrued expenses and other liabilities	(4,599)	1,763
Legal settlement liabilities	(67)	(351)
Operating lease liabilities	(727)	(706)
Deferred revenue	542	(49)
Net cash provided by operating activities	3,957	2,858
Cash flows from investing activities:
Purchases of marketable securities	(77,132)	(123,239)
Proceeds from maturities of marketable securities	72,000	—
Purchase of property and equipment	(567)	(505)
Acquisition of business	—	(44,895)
Purchase of intangible assets	(55)	—
Payment for additional investment in Cytek Japan	—	(235)
Net cash used in investing activities	(5,754)	(168,874)
Cash flows from financing activities:
Repayment of loan	(139)	(146)
Payments for taxes related to net share settlement of equity awards	(148)	(57)
Proceeds from issuance of common stock under employee stock plans	506	203
Proceeds from line of credit	1,394	—
Net cash provided by financing activities	1,613	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,695	(1,090)
Cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	1,511	(167,106)
Cash, cash equivalents and restricted cash at beginning of period	167,630	299,500
Cash, cash equivalents and restricted cash at end of period	$169,141	$132,394
Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$93
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable or accrued purchase at period end	$288	$139
Intangible asset in accounts payable or accrued expenses at period end	$46	$4
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Notes to consolidated financial statements
1.    Description of business
Cytek Biosciences, Inc. (“Cytek” or the “Company”) is a leading cell analysis solutions company advancing the next generation of cell analysis tools with its novel technical approach of leveraging the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling™” or “FSP™” technology). The Company has focused on becoming the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications.
The Company has successfully developed and manufactured its full spectrum flow cytometry platform (“instrument(s)” or “product(s)”). The Company's core FSP instruments, the Cytek Aurora™ and Northern Lights™ systems, deliver high-resolution, high-content and high-sensitivity cell analysis. The Company also launched its Cytek Aurora cell sorter (“Aurora CS”), which leverages FSP technology to further broaden potential applications across cell analysis. The Company’s FSP platform includes instruments, accessories, reagents, software, and services to provide a comprehensive and integrated suite of solutions for its customers.
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
Principles of consolidation
The unaudited interim consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Limited (HK), Cytek Biosciences B.V. (Europe), Cytek (Shanghai) Biosciences Co., Ltd., Cytek Biosciences (Wuxi) Co., Ltd., Cytek Japan Kabushiki Kaisha (“Cytek Japan”), Cytek Biosciences Ltd (UK), Cytek Biosciences GmbH (Germany), Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. were closed in the fourth quarter of 2023. All intercompany accounts and transactions have been eliminated in consolidation.
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

Foreign currency translation and transactions
The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited interim consolidated statements of operations and comprehensive loss have been translated at the average exchange rate for the year or the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the unaudited interim consolidated statements of operations and comprehensive loss.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents, and restricted cash was $169.1 million and $167.6 million as of March 31, 2024 and December 31, 2023, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of March 31, 2024.
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Cash	$27,132	$22,407
U.S. Treasury	2,486	—
Money market funds	139,170	144,892
Restricted cash	353	331
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$169,141	$167,630
Short-term restricted cash
As of December 31, 2023, a customer made an advance payment of $0.3 million to Cytek Biosciences B.V., provided that the Customer receives a bank guarantee for the same amount as security for refund of said amount in the event that Cytek Biosciences B.V. fails to fulfill its delivery commitment. After the delivery, the restricted cash will be released into the Company's normal cash account. As of March 31, 2024, the restricted cash had not been released.
As of March 31, 2024, advance payments to Cytek Biosciences B.V. totaled $0.4 million. The restricted cash will be released into the Company's normal cash account upon Cytek Biosciences B.V.'s fulfillment of its delivery commitment.
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
Equity Investment. The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended March 31, 2024.
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
Allowance for credit losses
The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13, Financial Instruments - Credit Losses”), on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022, as further described within the section below titled Recently Adopted Accounting Pronouncements. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.
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
The changes in the allowance for credit losses for the three months ended March 31, 2024 were as follows (in thousands):

Allowance for credit losses
Balance at December 31, 2023	$372
Utilization of allowance for credit losses	(198)
Provision for credit losses	319
Balance at March 31, 2024	$493
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
Invoicing for products occurs upon delivery and payment terms are 30 to 45 days. Service contracts are invoiced upfront and payment terms are generally 30 days. For those arrangements that have terms greater than one year, any payments received upfront are for reasons other than financing. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods. Variable consideration is not material.
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
During the three months ended March 31, 2024 and 2023, the Company recorded $0 million and $6.8 million of revenue under bill-and-hold arrangements, respectively.

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
Deferred offering costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the Company’s planned initial public offering (“IPO”), are capitalized, and are offset against proceeds from an offering upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of March 31, 2024, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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

Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For each of the three months ended March 31, 2024 and 2023, advertising, marketing and media expenses were $0.9 million.
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
Net loss per share
Basic net loss per share and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding for the period. Net loss per share is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of shares of the Company’s common stock and participating securities. The Company’s redeemable convertible preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. The participating securities include a contractual obligation to participate in the income of the Company and are included in the calculation of net loss per share in the periods in which net loss is recorded.
Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on non-cumulative dividend rights if and when declared and then to common and preferred stockholders based on ownership interests. The weighted-average number of shares of common stock included in the computation of diluted net loss per share gives effect to all potentially dilutive common stock equivalents, including outstanding options and redeemable convertible preferred stock.
Common stock equivalents are excluded from the computation of diluted net loss per share if their effect is antidilutive.
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
Recently adopted accounting pronouncements
There were no new accounting pronouncements adopted during the three months ended March 31, 2024 that materially impacted the Company’s condensed consolidated financial statements and related disclosures.
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

4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended March 31,
	2024	2023
Sales channel mix
Direct sales channel	$34,320	$25,453
Distributor channel	10,540	11,635
Total revenue, net	$44,860	$37,088

Customer mix
Academia and government	$18,404	$15,197
Biotechnology, pharmaceutical, distributor and contract research organizations	26,456	21,891
Total revenue, net	$44,860	$37,088
Revenue by geographical markets is presented in Note 22.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2024 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,305	$—	$1,305
Service revenue	21,704	15,164	36,868
Total revenue	$23,009	$15,164	$38,173
Contract balances
The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	March 31, 2024	December 31, 2023
Trade accounts receivable	$50,306	$55,928
Contract liabilities:
Deferred revenue	$38,173	$37,827
Customer deposits, which are included in 'Other current liabilities'	1,669	1,438
Total contract liabilities	$39,842	$39,265
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2022	$27,665
Revenue recognized	(36,298)
Revenue deferred	47,898
Balance at December 31, 2023	$39,265
Revenue recognized	(10,738)
Revenue deferred	11,315
Balance at March 31, 2024	$39,842

5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$33,520	$35,718
Work in progress	6,269	10,454
Finished goods	14,953	14,705
Total inventories	$54,742	$60,877
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses:
Prepaid inventory	$186	$292
Prepaid rent	234	255
Prepaid insurance	586	990
Prepaid income tax	5,813	5,813
Other	3,786	2,742
Other current assets:
Tax refund receivable	66	192
Other	2,489	2,230
Total prepaid expenses and other current assets	$13,160	$12,514
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses:
Accrued compensation and related benefits	$11,785	$13,748
Professional service fees	1,097	665
Purchases	1,997	1,871
Product warranty	2,379	2,805
Other	796	946
Total accrued expenses	$18,054	$20,035

For the product warranty analysis refer to Note 20.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	March 31, 2024	December 31, 2023
Other current liabilities:
Customer deposits	$1,669	$1,438
Income tax payable	720	1,297
Sales and use tax payable	1,202	1,763
Operating lease liability, current	2,279	2,444
Current portion of loan and line of credit	1,939	565
Other	419	396
Total other current liabilities	$8,228	$7,903
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

Description:	March 31, 2024	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$139,170	$139,170	$—	$—
U.S Treasury	2,486	2,486	—	—
Short-term investments:
U.S. Treasury	93,541	93,541	—	—
Commercial paper	7,757	—	7,757	—
Total	$242,954	$235,197	$7,757	$—

Description:	December 31, 2023	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$144,892	$144,892	$—	$—
Short-term investments:
U.S. Treasury	47,366	47,366	—	—
Federal agency securities	35,818	—	35,818	—
Commercial paper	11,927	—	11,927	—
Total	$240,003	$192,258	$47,745	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of March 31, 2024.
7.    Investments
The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of March 31, 2024 (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$93,579	$2	$(40)	$93,541
Commercial paper	7,766	—	(9)	7,757
Total available-for-sale investments	$101,345	$2	$(49)	$101,298
The following table summarizes the contractual maturities of the Company's available-for-sale securities at March 31, 2024 (in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Mature in less than one year	$101,345	$101,298
Total	$101,345	$101,298

The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$47,347	$19	$—	$47,366
Federal agency securities	35,840	—	(22)	35,818
Commercial paper	11,937	—	(10)	11,927
Total available-for-sale investments	$95,124	$19	$(32)	$95,111
The following table summarizes the contractual maturities of the Company's available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Mature in less than one year	$95,124	$95,111
Total	$95,124	$95,111

8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$9,780	$9,472
Leasehold improvements	3,131	3,623
Building and land	7,847	7,653
Construction in progress	269	256
Office and computer equipment	1,218	1,235
Furniture and fixtures	2,165	2,086
Total property and equipment	24,410	24,325
Less: accumulated depreciation	(6,163)	(5,920)
Property and equipment, net	$18,247	$18,405
Total depreciation expense for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.5 million, respectively.
9.    Acquisition
On February 28, 2023, the Company completed the FCI Acquisition for an aggregate cash consideration of $44.9 million.
The FCI Acquisition expanded the Company's product portfolio to include high-resolution cell images with the speed, sensitivity and phenotyping abilities of flow cytometry and added cost-effective, entry-level and personal instrument options to broaden the market and research areas the Company services.
The acquisition was accounted for as a business combination in accordance with ASC 805. The purchase price has been allocated to tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of contract liabilities assumed which are recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers. The Company finalized its accounting for the FCI Acquisition during the fourth quarter of 2023.
During the year ended December 31, 2023, the Company recorded the following changes as a result of measurement period adjustments to the fair value of the initial assets as follows:
•Property and equipment increased by $1.4 million
•Deferred tax assets increased by $0.6 million
•Customer relationships increased by $0.1 million
•Developed technologies increased by a total $0.7 million
•Trade names increased by $0.2 million

The measurement period adjustments noted above decreased goodwill by $3.0 million.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the FCI Acquisition:

(in thousands)
Fair value of assets acquired and liabilities assumed:
Inventories	$18,695
Property and equipment	3,040
Prepaid expenses	70
Deferred tax assets	570
Intangible assets
Customer Relationships	8,600
Amnis ImageStream developed technology	10,000
Guava easyCyte and Muse developed technology	140
Amnis FlowSight and CellStream developed technology	20
Amnis tradename	2,900
Guava tradename	90
Goodwill	6,038
Deferred revenue	(4,952)
Other current liabilities	(316)
Fair value of net assets acquired	$44,895
The $6.0 million of goodwill arising from the FCI Acquisition is primarily attributed to significant time-to-market advantages, as the Company gained immediate access to the FCI Products, existing relationships and business infrastructure and knowledgeable and experienced workforce. The goodwill is deductible for tax purposes. The Company has integrated the FCI Business into its existing business structure, which is comprised of a single reportable segment and a single reporting unit.

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
The results of operations for the FCI Business are included in the consolidated financial statements of the Company from the date of the acquisition.
10.    Goodwill and intangible assets, net
The following table shows the components of intangible assets, net (in thousands):

	March 31, 2024	December 31, 2023
Patents and trademarks	$794	$638
Tradename	3,767	3,823
IP license	10,636	10,636
Customer relationships	10,800	10,800
Reagent license	1,800	1,800
Total intangible assets	27,797	27,697
Less: accumulated amortization	(5,545)	(4,613)
Intangible assets, net	$22,252	$23,084
Total amortization expense for the three months ended March 31, 2024 and 2023 was approximately $0.9 million and $0.5 million, respectively.
11.    Legal settlement liability
On February 13, 2018, Becton, Dickinson, and Company (“BD”) filed a lawsuit against the Company alleging trade secret misappropriation and copyright infringement. On October 6, 2020, the Company entered into a Settlement, License and Equity Issuance Agreement with BD pursuant to which the Company and BD agreed to a mutual release of all claims against each other as of the date thereof (the “BD Agreement”). Additionally, BD granted Cytek a non-exclusive, irrevocable, perpetual, worldwide and non-transferrable license to certain BD patents and covenanted that it would not enforce or permit or encourage the enforcement of BD patents against Cytek or its affiliates in connection with the development, manufacture, use, importation, offer for sale or sale of its then-current instruments. In exchange, the Company agreed that Cytek and its affiliates would not dispute or challenge in a legal proceeding the validity, enforceability or scope of the applicable BD patent claims and agreed to make certain payments to BD, including (i) a one-time upfront payment of $2 million, (ii) a low single digit royalty payment for ten years, based on net sales of certain of its products, (iii) $6 million milestone payment upon the occurrence of a certain sales threshold, and (iv) a specified payment upon the closing of a change of control transaction, if any. The Company also issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020 in connection with the BD settlement. The Company achieved the sales milestone and made the milestone payment in the quarter ended December 31, 2021.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning with the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.3 million and $0.5 million of interest expense for the three months ended March 31, 2024 and 2023, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $19.3 million and $19.0 million as of March 31, 2024 and December 31, 2023, respectively, and will record licensing expense in future periods.
The following table shows the components of the legal settlement liability (in thousands):

	March 31, 2024	December 31, 2023
Current:
Legal settlement liability	$2,550	$2,561
Noncurrent:
Legal settlement liability	16,722	16,477
Total legal settlement liability	$19,272	$19,038
12.    Debt
On November 7, 2022, Cytek (Wuxi) Biosciences Co., Ltd, the Company’s China subsidiary (“Cytek Wuxi”), entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan is denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit is in a separate account with Cytek Wuxi's name, but the use of such account is restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of March 31, 2024, the total loan amount is $2.0 million. The current portion of the loan, $0.6 million, is included in other current liabilities. The fixed interest rate on the loan was 4.5%.
On January 16, 2024, the Company signed a maximum credit agreement with Bank of Communications, China. for 40 million Chinese renminbi (approximately US $5.7 million). This credit is collateralized by the Wuxi building purchased in November 2023. 20 million Chinese renminbi (approximately US $2.8 million) under the credit agreement serves as collateral for the Wuxi Loan. The remaining 20 million Chinese renminbi (approximately US $2.8 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. The line of credit is available from December 25, 2023 to December 25, 2024.
On February 28, 2024, based on the above mentioned line of credit, Cytek Wuxi entered into a one year loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by the building purchased by Cytek Wuxi in November, 2023. The total loan amount was 10 million Chinese renminbi (approximately US $1.4 million) and the interest rate is fixed at 3.45%. The loan effective term is February 28, 2024 to February 28, 2025. The interest expenses will be paid on a monthly basis. The loan will be used for operating expenses. The current portion of the line of credit loan of 10 million Chinese renminbi (approximately US $1.4 million) is included in other current liabilities.
13.    Common stock
As of March 31, 2024, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding Preferred Stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
On August 26, 2022, the Company filed with the SEC an automatic shelf registration statement on Form S-3ASR (File No. 333-267118) (the “Registration Statement”). In connection with the filing of the Registration Statement, the Company also entered into the “2022 Sales Agreement”-with Piper Sandler & Co. (“Piper”) as sales agent to sell from time to time up to $150 million of the Company’s common stock through an “at-the-market” offering program as defined in Rule 415 promulgated under the Securities Act.
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of March 31, 2024, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.

On May 17, 2023, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended December 31, 2023, the Company repurchased 5,332,769 shares of its outstanding common stock for a total cost of approximately $34.6 million at an average price per share of $6.49. During the twelve months ended December 31, 2023, the Company repurchased 6,613,780 shares of its outstanding common stock for a total cost of approximately $44.0 million at an average price per share of $6.66. The commissions costs related with the repurchases were $0.1 million for both the three months and twelve months ended December 31, 2023. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2023.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2023, we have accrued $0.3 million in excise taxes related with our share repurchases. As of March 31, 2024, these excise taxes are still outstanding.
14.    Stock-based compensation plan
Stock Plans
As of March 31, 2024, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of March 31, 2024, the total number of shares of common stock available for issuance under the 2021 Plan was 22,290,708 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of March 31, 2024, the total number of shares of common stock available for issuance under the ESPP was 5,509,370 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2023	7,219,702	$8.74	6.90	$23,574
Options granted	1,528,307	7.07
Options exercised	(272,670)	1.86
Options forfeited	(67,184)	15.26
Options expired	(29,791)	17.00
Balance as of March 31, 2024	8,378,364	$8.58	7.31	$14,335
Options exercisable as of March 31, 2024	4,689,573	$7.61	6.10	$13,635
The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 were $4.74 and $6.92 per share, respectively.
There was $24.0 million of unrecognized stock-based compensation expense related to unvested stock options as of March 31, 2024. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.59 years as of March 31, 2024.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of March 31, 2024.
RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2023	2,608,257	$10.88	1.51	$23,787
Granted	3,030,998	7.07
Vested	(286,655)	10.92
Forfeited	(159,938)	11.14
Unvested balance at March 31, 2024	5,192,662	$8.65	1.82	$34,843
There was $43.4 million of unrecognized stock-based compensation expense related to unvested RSU awards as of March 31, 2024. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.45 years as of March 31, 2024.

Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended March 31,
	2024	2023
Cost of sales	$945	$692
Research and development	1,322	1,434
Sales and marketing	1,007	936
General and administrative	2,366	1,637
Total stock-based compensation	$5,640	$4,699
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended March 31,
	2024	2023
Expected term (in years)	6.0	6.0
Expected volatility	73%	71%
Risk-free interest rate	4%	4%
Dividend yield	-	-
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2024	2023
Expected term (in years)	0.5	0.5
Expected volatility	52%	83%
Risk-free interest rate	5%	5%
Dividend yield	-	-
15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan that covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $404,000 and $338,000 for the three months ended March 31, 2024 and 2023, respectively.
16.    Income taxes
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
The Company's effective income tax rate from continuing operations was 31.4% and 24.7% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective income tax rate for the three months ended March 31, 2024 is higher than the US federal statutory tax rate due to the impact of state income taxes, non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, stock compensation, and federal and state research credits. The effective income rate for the three months ended March 31, 2023 was higher than the US federal statutory tax rate primarily due to state income taxes, non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits.
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
Components of our results of operations:
Income Taxes:
The Company's benefit from income taxes consists primarily of provision for federal taxes and local taxes in the United States as well as foreign taxes. As the Company plans to expand the scale and scope of its international business activities, any changes in the United States and foreign taxation of such activities may increase the Company's overall provision for income taxes in the future.
Results of operations:

The following table displays the benefit from income taxes for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,		Change
	2024	2023	Amount	%

Benefit from income taxes	$(2,824)	$(2,233)	$(591)	26%
Benefit from income taxes was $2.8 million for the three months ended March 31, 2024, as compared to a benefit from income taxes of $2.2 million for the three months ended March 31, 2023. The net increase of $0.6 million for the three months ended March 31, 2024 is primarily due to a higher effective tax rate as a result of lower expected research and development tax credits in the current year.
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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost	$761	$898
Short-term lease cost	290	24
Total lease cost	$1,051	$922
For the three months ended March 31, 2024, sublease income was $57,000 recorded as other income.
Supplemental cash flow information related to leases is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$806	$776

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—
Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$9,949	$10,853
Included in other current liabilities:
Operating lease liabilities, current	$2,279	$2,444
Operating lease liabilities, noncurrent	8,697	9,479
Total operating lease liabilities	$10,976	$11,923

Weighted-average remaining lease term - operating leases:	4.51	4.68

Weighted-average discount rate - operating leases:	2.7%	2.7%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of March 31, 2024 is as follows (in thousands):

2024 (excluding the three months ended March 31, 2024)	$1,838
2025	2,550
2026	2,504
2027	2,315
2028	2,047
Thereafter	348
Total lease payments	$11,602
Less imputed interest	(626)
Total present value of lease liabilities	$10,976
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
19.    Investment in Cytek Japan
In May 2019, the Company jointly formed Cytek Japan with TOMY Digital Biology (“TOMY”). Cytek Japan was created for the purpose of expanding the Company’s presence in Japan. The Company and TOMY each purchased $46,000 of common stock of Cytek Japan. The Company previously accounted for its 50% interest in Cytek Japan as an equity method investment. The Company recorded $40,000 for its proportionate share of Cytek Japan’s earnings prior to its additional investment, which is included in other income (expense), net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.
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
20.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Balance, beginning of the period	$2,805	$2,126
Accrual for current year warranties	155	3,540
Warranty cost incurred	(581)	(2,861)
Balance, end of period	$2,379	$2,805

21.    Net loss per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 (in thousands except share and per share data):

	Three months ended March 31,
	2024	2023
Numerator
Net loss	$(6,169)	$(6,807)

Denominator
Weighted-average common shares outstanding, basic	130,920,971	135,489,194
Effect of employee stock plans	—	—
Weighted-average common shares outstanding, diluted	130,920,971	135,489,194

Net loss per share, basic	$(0.05)	$(0.05)
Net loss per share, diluted	$(0.05)	$(0.05)
Because we are in the net loss position, 2.4 million and 3.4 million shares for the three months ended March 31, 2024 and 2023, respectively, were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Therefore, basic net loss per share is the same as diluted net loss per share. Also approximately 6.3 million and 4.6 million equivalent shares for the three months ended March 31, 2024 and 2023, respectively, have been excluded from the calculation of diluted net loss per share because their impacts are anti-dilutive.
22.    Geographic areas
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three months ended March 31,
	2024	2023
United States	$21,358	$19,839
EMEA	15,126	10,031
APAC	6,351	6,222
Other	2,025	996
Total revenue, net	$44,860	$37,088
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For the three months ended March 31, 2024 and 2023, the Company had no major customers.
As of March 31, 2024 and December 31, 2023, the Company’s long-lived assets by geographic area were as follows (in thousands):

	March 31, 2024	December 31, 2023

United States	$8,588	$8,814
EMEA	415	325
APAC	9,244	9,266
Total	$18,247	$18,405
As of March 31, 2024 and December 31, 2023, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Cytek Biosciences, Inc.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
Total revenue for the three months ended March 31, 2024 was $44.9 million, a 21% increase compared to revenue for the three months ended March 31, 2023 of $37.1 million. Total revenue for the three months ended March 31, 2024 included $7.6 million from the FCI Business. Excluding revenue from the FCI Business for the three months ended

March 31, 2024, organic revenue was $37.3 million, or an 11% increase over the same period of the prior year. The 11% increase in organic revenue was primarily related to higher service revenues and product sales in the United States, and in Europe, the Middle East and Africa.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 77% and 69% of total revenue for the three months ended March 31, 2024 and 2023, respectively, and revenue from distributors represented 23% and 31% of total revenue for the three months ended March 31, 2024 and 2023, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $9.8 million and $10.0 million for the three months ended March 31, 2024 and 2023, respectively. We intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $12.5 million and $11.1 million for the three months ended March 31, 2024 and 2023, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $6.2 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively. The change for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 resulted primarily from increased product and service revenues, offset by lower other income.
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
Revenue mix and gross margin
Our revenue is primarily derived from sales of our instruments and services. Although we expect sales of our instruments to continue to represent the largest percentage of our revenue in the future, we expect service revenues to increase as a percentage of our total revenue as we grow our installed base. We expect a higher gross margin on our instruments as we increase the scale of our manufacturing operations as revenue grows and improve manufacturing efficiency. Our sales in certain regions, particularly outside of the United States, are realized through third-party distribution partners that typically receive discounted prices, thus resulting in lower gross margins than those recognized by our direct sales organization. Furthermore, our gross margins and instrument selling prices may fluctuate in the future as we continue to grow our volume of third-party distribution partners in geographies outside of the United States, introduce new products and reduce our production costs and as a result of variability in the timing of new product introductions.
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

	Three months ended March 31,
	2024	2023	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$34,320	$25,453	$8,867
Distributor channel	10,540	11,635	(1,095)
Total revenue, net	$44,860	$37,088	$7,772
Customer mix
Academia and government	$18,404	$15,197	$3,207
Biotechnology, pharmaceutical, distributor and CRO	26,456	21,891	4,565
Total revenue, net	$44,860	$37,088	$7,772
Distributors typically sell to end customers identified in other customer categories.

Known Trends, Events and Uncertainties
The recent trends towards rising inflation may adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs may adversely affect our operating results. The general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with future public health crises, the ongoing conflict between Russia and Ukraine, the Israel and Palestine conflict or liquidity concerns at, and failure of, banks and other financial institutions.
Many of our pharmaceutical and biotech customers based in the United States have been impacted by macro-economic uncertainties related to the weakening economy, liquidity concerns in the broader financial services industry, such as those caused by recent banking failures, disruptions to and volatility in the credit and equity markets, and rising interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months ended March 31, 2024, and may adversely affect our operating results in the future.
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
We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $44.9 million and $37.1 million for the three months ended March 31, 2024 and 2023, respectively. Revenue attributable to the acquired FCI Business was $7.6 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. The FCI Acquisition closed on February 28, 2023 and revenue contribution from the sale of FCI Products was included for only a portion of the quarter ended March 31, 2023 as compared to the full quarter ended March 31, 2024.
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
We plan to continue to invest in our research and development efforts. Research and development expense may increase in absolute dollars in future periods due to our continuing investment in product development.
Sales and marketing. Our sales and marketing expenses consist primarily of salaries, benefits, and stock-based compensation costs for employees in our sales and marketing department, sales commissions, marketing material costs, travel expenses and costs related to trade shows, trainings and various workshops. Sales and marketing expense may increase in absolute dollars in future periods.
General and administrative. Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, legal and human resource functions, as well as professional services fees, such as consulting, audit, tax, legal, general corporate costs and allocated overhead expenses. The Company is focused on controlling its general and administrative expenses; however, these may increase in absolute dollars in future periods.
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

Results of operations
Comparison of the three months ended March 31, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations and comprehensive loss data for the periods presented:

	Three months ended March 31,
(In thousands)	2024	2023
Revenue, net:
Product	$34,122	$31,172
Service	10,738	5,916
Total revenue, net	44,860	37,088
Cost of sales:
Product	16,746	12,677
Service	5,101	3,373
Total cost of sales	21,847	16,050
Gross profit	23,013	21,038
Operating expenses:
Research and development	9,796	9,974
Sales and marketing	12,543	11,145
General and administrative	11,408	12,081
Total operating expenses	33,747	33,200
Loss from operations	(10,734)	(12,162)
Other income (expense):
Interest expense	(441)	(673)
Interest income	1,359	2,143
Other income, net	823	1,652
Loss before income taxes	(8,993)	(9,040)
Benefit from income taxes	(2,824)	(2,233)
Net loss	(6,169)	(6,807)
Foreign currency translation adjustment, net of tax	(244)	(42)
Unrealized (loss) gain on marketable securities	(35)	152
Net comprehensive loss	$(6,448)	$(6,697)
Total revenue, net

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Revenue, net
Product	$34,122	$31,172	$2,950	9%
Service	10,738	5,916	4,822	82%
Total revenue, net	$44,860	$37,088	$7,772	21%
Total revenue, net increased by $7.8 million to $44.9 million, or 21%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Total revenue for the three months ended March 31, 2024 included $7.6 million from the FCI Business. Excluding revenue from the FCI Business for the three months ended March 31, 2024, organic revenue was $37.3 million, or an 11% increase over the same period of the prior year.
Product revenue increased by $3.0 million to $34.1 million, or 9%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 due to revenue contribution from FCI Products and an increase in sales of the Cytek Aurora systems and other Cytek product sales.
Service revenue increased $4.8 million to $10.7 million, or 82% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to growth in the installed base of Cytek and FCI instruments requiring post warranty service contracts.

Total cost of sales, gross profit and gross margin

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Cost of sales:
Product	$16,746	$12,677	$4,069	32%
Service	5,101	3,373	1,728	51%
Total cost of sales	$21,847	$16,050	$5,797	36%
Gross profit	23,013	21,038
Gross margin	51%	57%
Total cost of sales increased by $5.8 million, or 36%, for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase in cost of sales was driven primarily by increases in product and service revenue, also due to higher inventory adjustments of a one-time nature arising from the integration of Luminex inventories, and increased overhead costs for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Total gross profit margin was 51% and 57% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Gross profit margin declined due to higher cost of sales driven by the factors described above. Gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Product:
Revenue	$34,122	$31,172	$2,950	9%
Cost of sales	16,746	12,677	4,069	32%
Product gross profit	$17,376	$18,495	$(1,119)	(6%)
Gross margin	51%	59%

Service:
Revenue	$10,738	$5,916	$4,822	82%
Cost of sales	5,101	3,373	1,728	51%
Service gross profit (loss)	$5,637	$2,543	$3,094	122%
Gross margin	52%	43%
Product revenue for the three months ended March 31, 2024 increased by 9% as compared to the three months ended March 31, 2023. Product cost of sales for the three months ended March 31, 2024 increased by 32% as compared to the same period in 2023. Product gross profit for the three months ended March 31, 2024 decreased 6% as compared to the three months ended March 31, 2023. The lower product gross profit margins in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were driven primarily by higher material and overhead costs.
Service revenue for the three months ended March 31, 2024 increased 82% as compared to the three months ended March 31, 2023. Service cost of sales for the three months ended March 31, 2024 increased by 51% as compared to the same period in 2023. Service gross profit for the three months ended March 31, 2024 increased 122% as compared to the three months ended March 31, 2023. The higher service gross margins in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 were mainly driven by operating efficiencies gained from leveraging operating costs over greater revenues.

Operating expenses
Research and development

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Research and development	$9,796	$9,974	$(178)	(2%)

Research and development expenses were $9.8 million for the three months ended March 31, 2024 as compared to $10.0 million for the three months ended March 31, 2023. The decrease of $0.2 million in research and development expenses was primarily due to a decrease in engineering related supply costs.
Our research and development expense may increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.
Sales and marketing

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Sales and marketing	$12,543	$11,145	$1,398	13%

Sales and marketing expenses were $12.5 million for the three months ended March 31, 2024 as compared to $11.1 million for the three months ended March 31, 2023. The increase of $1.4 million in sales and marketing expenses was primarily due to an increase in headcount and personnel-related expenses of $0.9 million, an increase of $0.3 million in customer relationship depreciation expenses from the FCI Acquisition and an increase of $0.2 million in travel expenses.
Our sales and marketing expenses may increase in absolute dollars as we expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.
General and administrative

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
General and administrative	$11,408	$12,081	$(673)	(6%)

General and administrative expenses were $11.4 million for the three months ended March 31, 2024 as compared to $12.1 million for the three months ended March 31, 2023. The decrease of $0.7 million in general and administrative expenses was primarily due to a decrease in legal fees of $1.4 million related to the FCI Acquisition in the first quarter of 2023. This was partially offset by an increase in consultant fees of $0.6 million.
While the Company is focused on controlling its general and administrative expenses, these may increase in absolute dollars in future periods to provide the infrastructure necessary to support the growth of the business.
Interest expense

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Interest expense	$(441)	$(673)	$232	(34%)

Interest expense was $0.4 million for the three months ended March 31, 2024 as compared to $0.7 million for the three months ended March 31, 2023. The decrease was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Interest income

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Interest income	$1,359	$2,143	$(784)	(37%)

Interest income was $1.4 million for the three months ended March 31, 2024 as compared to $2.1 million for the three months ended March 31, 2023. The decrease in interest income was the result of lower average balance of cash and cash equivalents and short-term investments as compared to the first quarter of 2023.
Other income, net

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Other income, net	$823	$1,652	$(829)	(50%)

Other income, net was $0.8 million for the three months ended March 31, 2024 as compared to other income, net of $1.7 million for the three months ended March 31, 2023. The decline in other income was primarily driven by an increase in realized and unrealized foreign exchange losses of $1.1 million offset by an increase in investment income of $0.3 million.
Income Taxes

	Three months ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Benefit from income taxes	$(2,824)	$(2,233)	$(591)	26%

Benefit for income taxes was $2.8 million for the three months ended March 31, 2024 as compared to the benefit for income taxes of $2.2 million for the three months ended March 31, 2023. The net increase of $591,000 for the three months ended March 31, 2024 was primarily due to a higher effective tax rate as a result of lower than expected research and development tax credits in the current year.

Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of March 31, 2024 and December 31, 2023, we had approximately $270.4 million and $262.7 million, respectively, in cash and cash equivalents and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $11.6 million as of March 31, 2024.

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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$3,957	$2,858
Investing activities	(5,754)	(168,874)
Financing activities	1,613	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,695	(1,090)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,511	$(167,106)
Operating activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $4.0 million due to the non-cash provision for stock-based compensation expense, depreciation and amortization, excess and obsolete inventory and amortization of right-of-use assets of $5.6 million, $1.7 million, $0.9 million, and $0.8 million, respectively; partially offset by a gain on investments, accretion and amortization, net of $1.2 million. Additionally, there was a decrease of inventories of $4.8 million and a decrease of trade accounts receivable of $4.2 million due to seasonality with our first quarter typically being lower than our fourth quarter due to marketing campaign closing activity. These were partially offset by the usage of cash which included the net loss of $6.2 million and an increase in accrued expenses and other liabilities of $4.6 million.
Net cash provided by operating activities for the three months ended March 31, 2023 was $2.9 million including net loss of $6.8 million. We also incurred non-cash provision for excess and obsolete inventory, stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $0.5 million, $4.7 million, $1.0 million, $0.8 million, and $0.5 million, respectively. Usage of cash which included and an increase of inventories of $3.2 million, an decrease in lease liability of $0.7 million and a decrease in the legal settlement liability of $0.4 million. This was partially offset by a by a decrease of trade accounts receivable of $6.1 million due to seasonality with our first quarter typically being lower than our fourth quarter due to marketing campaign closing activity, a decrease in prepaid expenses and other assets of $0.1 million, an increase in accrued expenses and other liabilities of $1.8 million, and an increase of trade accounts payables of $0.3 million.
Investing activities
Net cash used in investing activities during the three months ended March 31, 2024 was $5.8 million driven by purchases of marketable securities of $77.1 million. This was partially offset by the proceeds from maturities of marketable securities of $72.0 million and purchase of fixed assets and intangibles of approximately $0.6 million.
Net cash used in investing activities during the three months ended March 31, 2023 was $168.9 million driven by purchases of marketable securities of $123.2 million, purchase of business of $44.9 million, purchase of property and equipment of $0.5 million, and payment of additional investments in Cytek Japan of $0.2 million.

Financing activities
Net cash provided by financing activities during the three months ended March 31, 2024 was $1.6 million driven by the proceeds from a line of credit of $1.4 million.
Net cash provided by financing activities during the three months ended March 31, 2023 was driven by the issuance of our common stock under our equity incentive plans, offset by repayment of loan.

Contractual Obligations and Commitments
During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on March 13, 2024.

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

Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2024. There were no material changes to our critical accounting policies during the three months ended March 31, 2024.

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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2024, we had approximately $270 million in cash and cash equivalents and short-term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short-term commercial paper. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal controls, our disclosure controls and procedures were not effective as of March 31, 2024.

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

Remediation Plan and Status
We remain committed to remediating the control deficiencies that constituted the above material weaknesses by continuing to enhance our internal control over financial reporting. Management has put in place measures aimed at addressing these deficiencies to ensure the material weaknesses are remediated such that these controls are designed, implemented and operating effectively. Throughout the three months ended March 31, 2024, we have executed, and we will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
•Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of March 31, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 50.7% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 41% and 41% of our revenue came from sales to academic and government-owned institutions and 59% and 59% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended March 31, 2024 and 2023, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 41% and 41% of our revenue came from sales to academic and government-owned institutions in the three months ended March 31, 2024 and 2023, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of March 31, 2024, we had accrued approximately $2.4 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of March 31, 2024, there have been more than 1,825 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
As of March 31, 2024, we had 637 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. We currently do not have an internal audit group, and we will need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge to remediate the control deficiencies. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. For example, we required additional time to complete our financial closing procedures and ensure appropriate accounting of various intercompany transactions and accruals at the end of the quarter ended September 30, 2023. In addition, we required additional time to complete our financial closing procedures as of the end of period ending December 31, 2023 due to a lack of internal accounting resources, resulting in a delay in obtaining and compiling required information. Accordingly, the Company was not able to complete the preparation, review and filing of its Quarterly Report on Form 10-Q for the quarter ended September 31, 2023, and its Annual Report on Form 10-K for the year ended December 31, 2023, within the prescribed time period without unreasonable effort or expense. Such filings were timely made on or prior to the prescribed due date pursuant to Form 12b-25, with adjustments to certain line items in the financial statements with respect to such Annual Report. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
In addition, our growth strategy involves launching new solutions and expanding sales of existing solutions into new markets and geographies in which we have limited experience. For example, we intend to develop our platform’s applications within the clinical market, and in particular, within disease detection, diagnosis, and treatment monitoring. Sales of new or existing solutions into new market opportunities may take several years to develop and mature, and we cannot be certain that these market opportunities will develop as we expect. As a result, the total addressable market for our products is even more difficult to predict.
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
If our information technology systems or data, or those of third parties with whom we work, are compromised now, or in the future, we could experience adverse consequences resulting from such a compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of our business, we and the third parties with whom we work, collect, use, store, safeguard, disclose, share, transfer, secure and otherwise process (collectively, “Process” or “Processing”) proprietary, confidential and sensitive data, including personal information (such as key-coded data, health information and other special categories of personal information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves, our customers and other parties (collectively “Sensitive Information”). We may rely upon third parties (such as service providers) for our data processing–related activities and share or receive Sensitive Information with or from third parties.
We face a variety of evolving threats, which have in the past and could in the future cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, employees working from home, while in transit and in public locations poses increased risks to our information technology systems and data when utilizing network connections, computers, and devices outside our premises or network.
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
We rely on third parties and technologies to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause (and have in the past caused) a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform. We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators and investors, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management's attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from purchasing our products and services, and negatively impact our ability to grow and operate our business.
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
We manufacture our products at our manufacturing facilities located in Fremont and San Diego, California; Seattle, Washington; and Wuxi, China; and we rely on various suppliers in the United States, China and other countries. Should our manufacturing facilities or the facilities of our suppliers be damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing and the operations of our suppliers would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval. Because of the time required to authorize manufacturing in a new facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose our manufacturing capacity. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, or the inability of our suppliers to continue their operations, may cause us to be unable to meet customer demand or harm our reputation, and we may be unable to reestablish relationships with such customers in the future. Consequently, a catastrophic event or business interruption at our manufacturing facilities or at our suppliers’ facilities could harm our business, financial condition and results of operations.
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
In addition, because our product contains metals and electronic components which are purchased from third-party vendors, we are required under rules promulgated by the U.S. Securities and Exchange Commission (“SEC”) governing disclosure of the use of “conflict minerals” (tin, tungsten, tantalum and gold) to determine whether those minerals are necessary to the functionality or production of our products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo, or DRC, or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for our management and personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures mandated by this rule, which can be perceived by the market to be “negative,” may cause customers to refuse to purchase our products. The cost of compliance with the rule could adversely affect our results of operations.
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
The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to our Wuxi facility. Such disruption could have adverse effects on the development of our product candidates and our business operations. For example, the recently proposed BIOSECURE Act introduced in the U.S. House of Representatives, as well as substantially similar bill in the U.S. Senate, target U.S. government contracts, grants and loans for entities that use equipment and services from certain named Chinese biotechnology companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.
We are subject to governmental export controls and sanctions programs that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
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
We and the third parties with whom we work are subject to stringent and changing U.S. and foreign data privacy and security laws, regulations, rules, and industry standards as well as policies, contractual obligations, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government regulatory investigations or enforcement actions (that could include fines and penalties), a disruption of our business or commercialization of our products, private litigation (including class claims) and mass arbitration demands, harm to our reputation, loss of revenue or profits, and other adverse effects on our business or prospects.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy and security laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018(“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information, such as those noted below. The CCPA allows for statutory fines for noncompliance (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these developments increases compliance costs and potential liability with respect to other personal information we maintain about residents in these states.
Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future. If we become subject to new data privacy and security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals via a private right of action and state actors), increasing legal risk and compliance costs for us and the third parties with whom we work.
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
Our obligations related to data privacy and security (and consumer's data privacy and security expectations) are quickly changing in an increasingly stringent fashion and creating regulatory uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations which could impact our compliance posture and business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight, bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our business model or operations.
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
Including rights acquired in connection with the FCI Acquisition, as of March 31, 2024, we own 34 issued U.S. utility patents, nine issued Japan utility patents, seven issued European utility patents, three issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 61 pending utility patent applications, including 36 utility patent applications in the United States, two international utility patent applications, nine utility patent applications in the European Union, eight utility patent applications in China, and five utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of March 31, 2024, our Shanghai subsidiary owns 13 issued utility patents and six issued invention patents and has five pending invention patent applications, and our Wuxi subsidiary owns 39 issued patents and has seven pending patent applications, including two pending utility model patent applications and five pending invention patent applications.
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
Based on the number of shares of common stock outstanding as of March 31, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 50.7% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.    Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
10.1	Cytek Bioscience, Inc. Second Amended and Restated Severance Benefit Plan					X
10.2	Offer letter, by and between Cytek Biosciences, Inc. and Allen Poirson, Ph.D., dated March 23, 2021.					X
10.3	Offer letter, by and between Cytek Biosciences, Inc. and William McCombe, dated March 18, 2024.	8-K	001-40632	10.1	03/19/2024
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Cytek Biosciences, Inc.

Date: May 8, 2024	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)