Form 10-Q
period 2024-06-30
Cytek Biosciences, Inc.
filed 2024-08-06
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of July 31, 2024 was 131,505,592.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$177,888	$167,299
Restricted cash	30	331
Marketable securities	99,323	95,111
Trade accounts receivable, net	44,643	55,928
Inventories	50,070	60,877
Prepaid expenses and other current assets	12,130	12,514
Total current assets	384,084	392,060
Deferred income tax assets, noncurrent	29,676	30,487
Property and equipment, net	18,114	18,405
Operating lease right-of-use assets	9,328	10,853
Goodwill	16,183	16,183
Intangible assets, net	21,420	23,084
Other noncurrent assets	4,920	3,385
Total assets	$483,725	$494,457
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$3,191	$3,032
Legal settlement liability, current	2,503	2,561
Accrued expenses	15,489	20,035
Other current liabilities	7,228	7,903
Deferred revenue, current	23,968	22,695
Total current liabilities	52,379	56,226
Legal settlement liability, noncurrent	16,912	16,477
Deferred revenue, noncurrent	14,064	15,132
Operating lease liability, noncurrent	8,113	9,479
Long term debt	1,330	1,648
Other noncurrent liabilities	1,804	2,431
Total liabilities	$94,602	$101,393
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of June 30, 2024 and December 31, 2023, respectively; 131,505,201 and 130,714,906 issued and outstanding shares as of June 30, 2024 and December 31, 2023, respectively.	132	131
Additional paid-in capital	434,967	423,386
Accumulated deficit	(45,781)	(29,178)
Accumulated other comprehensive loss	(195)	(1,275)
Total stockholders’ equity	389,123	393,064
Total liabilities and stockholders’ equity	$483,725	$494,457
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue, net:
Product	$34,576	$40,452	$68,698	$71,624
Service	12,041	9,241	22,779	15,157
Total revenue, net	46,617	49,693	91,477	86,781
Cost of sales:
Product	15,808	16,675	32,554	29,352
Service	5,373	4,856	10,474	8,229
Total cost of sales	21,181	21,531	43,028	37,581
Gross profit	25,436	28,162	48,449	49,200
Operating expenses:
Research and development	10,001	12,136	19,796	22,110
Sales and marketing	12,268	14,367	24,811	25,512
General and administrative	11,694	10,786	23,102	22,867
Total operating expenses	33,963	37,289	67,709	70,489
Loss from operations	(8,527)	(9,127)	(19,260)	(21,289)
Other income (expense):
Interest expense	(134)	(409)	(575)	(1,082)
Interest income	1,416	1,201	2,775	3,344
Other income, net	59	1,740	881	3,392
Total other income, net	1,341	2,532	3,081	5,654
Loss before income taxes	(7,186)	(6,595)	(16,179)	(15,635)
Provision for (benefit from) income taxes	3,248	(2,207)	424	(4,440)
Net loss	(10,434)	(4,388)	(16,603)	(11,195)
Net loss, basic and diluted	$(10,434)	$(4,388)	$(16,603)	$(11,195)
Net loss per share, basic	$(0.08)	$(0.03)	$(0.13)	$(0.08)
Net loss per share, diluted	$(0.08)	$(0.03)	$(0.13)	$(0.08)
Weighted-average shares used in calculating net loss per share, basic	131,440,486	135,918,707	131,180,734	135,705,139
Weighted-average shares used in calculating net loss per share, diluted	131,440,486	135,918,707	131,180,734	135,705,139
Comprehensive loss:
Net loss	$(10,434)	$(4,388)	$(16,603)	$(11,195)
Foreign currency translation adjustment, net of tax	1,375	(980)	1,131	(1,022)
Unrealized loss on marketable securities	(16)	(192)	(51)	(40)
Net comprehensive loss	$(9,075)	$(5,560)	$(15,523)	$(12,257)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2023	130,714,906	$131	$423,386	$(29,178)	$(1,275)	$393,064
Shares issued in connection with employee stock plans	559,325	—	506	—	—	506
Shares of Common Stock withheld related to net share settlement	(20,050)	—	(148)	—	—	(148)
Stock-based compensation	—	—	5,640	—	—	5,640
Unrealized loss on marketable securities	—	—	—	—	(35)	(35)
Foreign currency translation adjustment, net of tax	—	—	—	—	(244)	(244)
Net loss	—	—	—	(6,169)	—	(6,169)
Balances at March 31, 2024	131,254,181	$131	$429,384	$(35,347)	$(1,554)	$392,614
Shares issued in connection with employee stock plans	506,375	1	224	—	—	225
Proceeds from Employee Stock Purchase Plan	210,496	—	1,007	—	—	1,007
Shares of Common Stock withheld related to net share settlement	(21,532)	—	(130)	—	—	(130)
Repurchase of shares	(444,319)	—	(2,670)	—	—	(2,670)
Stock-based compensation	—	—	7,152	—	—	7,152
Unrealized loss on marketable securities	—	—	—	—	(16)	(16)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,375	1,375
Net loss	—	—	—	(10,434)	—	(10,434)
Balances at June 30, 2024	131,505,201	$132	$434,967	$(45,781)	$(195)	$389,123

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest in consolidated subsidiary	Total stockholders’ equity
Balances at December 31, 2022	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546
Shares issued in connection with employee stock plans	283,856	1	203	—	—	—	204
Shares of Common Stock withheld related to net share settlement	(5,182)	—	(57)	—	—	—	(57)
Stock-based compensation	—	—	4,699	—	—	—	4,699
Unrealized gain on marketable securities	—	—	—	—	152	—	152
Foreign currency translation adjustment, net of tax	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	(6,807)	—	—	(6,807)
Noncontrolling interest	—	—	16	—	—	(251)	(235)
Balances at March 31, 2023	135,644,055	$136	$447,748	$(23,837)	$(587)	$—	$423,460
Shares issued in connection with employee stock plans	697,670	—	483	—	—	—	483
Proceeds from Employee Stock Purchase Plan	145,569	—	966	—	—	—	966
Shares of Common Stock withheld related to net share settlement	(16,604)	—	(111)	—	—	—	(111)
Repurchase of shares	(125,782)	—	(981)	—	—	—	(981)
Stock-based compensation	—	—	5,922	—	—	—	5,922
Unrealized loss on marketable securities	—	—	—	—	(192)	—	(192)
Foreign currency translation adjustment, net of tax	—	—	—	—	(980)	—	(980)
Net loss	—	—	—	(4,388)	—	—	(4,388)
Balances at June 30, 2023	136,344,908	$136	$454,027	$(28,225)	$(1,759)	$—	$424,179
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(16,603)	$(11,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,507	2,650
Amortization of operating lease-right-of use assets	1,433	1,596
Stock-based compensation	12,792	10,621
Loss on disposal of property and equipment	52	—
(Benefits from) provision for credit losses	(73)	14
Provision for excess and obsolete inventory	1,037	596
Gain on investments, accretion, and amortization, net	(2,385)	(3,704)
Interest expenses for accretion of the legal settlement liabilities	447	831
Change in operating assets and liabilities:
Trade accounts receivable	10,153	(745)
Inventories	9,199	(159)
Prepaid expenses and other assets	543	(3,169)
Trade accounts payable	96	(1,699)
Accrued expenses and other liabilities	(9,389)	275
Legal settlement liabilities	(70)	(210)
Operating lease liabilities	(1,160)	(1,415)
Deferred revenue	582	5,721
Net cash provided by operating activities	10,161	8
Cash flows from investing activities:
Purchases of marketable securities	(113,985)	(129,081)
Proceeds from maturities of marketable securities	112,000	10,000
Proceeds from sale of property and equipment	76	—
Purchase of property and equipment	(1,620)	(1,818)
Acquisition of business	—	(44,895)
Purchase of intangible assets	(203)	(55)
Payment for additional investment in Cytek Japan	—	(235)
Net cash used in investing activities	(3,732)	(166,084)
Cash flows from financing activities:
Repayment of loan	(278)	(287)
Proceeds from Employee Stock Purchase Plan	1,007	966
Payments for taxes related to net share settlement of equity awards	(278)	(168)
Proceeds from issuance of common stock under employee stock plans	730	686
Proceeds from line of credit	1,391	—
Payments for repurchase of shares	(2,670)	(981)
Net cash (used in) provided by financing activities	(98)	216
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,957	(2,096)
Cash, cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	10,288	(167,956)
Cash, cash equivalents and restricted cash at beginning of period	167,630	299,500
Cash, cash equivalents and restricted cash at end of period	$177,918	$131,544
Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,058	$683
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable or accrued purchase at period end	$123	$30
Intangible asset in accounts payable or accrued expenses at period end	$—	$8
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Notes to consolidated financial statements
1.    Description of business
Cytek Biosciences, Inc. (“Cytek” or the “Company”) is a leading cell analysis solutions company advancing the next generation of research and clinical tools with its novel technical approach of leveraging the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling™” or “FSP™” technology). The Company's goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications.
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
On February 28, 2023, the Company completed the acquisition of certain assets (the “FCI Acquisition”) relating to the flow cytometry and imaging business of Luminex Corporation (“Luminex”), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis® and Guava® branded instruments, and flow cytometry reagent products and services (the “FCI Business”). The acquired FCI Business includes conventional flow and image-based flow cytometry instrumentation and related products and services (the “FCI Products”).
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
Principles of consolidation
The unaudited interim consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Limited (HK), Cytek Biosciences B.V. (Europe), Cytek (Shanghai) Biosciences Co., Ltd., Cytek Biosciences (Wuxi) Co., Ltd.("Cytek Wuxi"), Cytek Japan Kabushiki Kaisha (“Cytek Japan”), Cytek Biosciences Ltd (UK), Cytek Biosciences GmbH (Germany), Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. were closed in the fourth quarter of 2023. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents, and restricted cash was $177.9 million and $167.6 million as of June 30, 2024 and December 31, 2023, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of June 30, 2024.
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Cash	$33,797	$22,407
Money market funds	144,091	144,892
Restricted cash	30	331
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$177,918	$167,630
Short-term restricted cash
As of December 31, 2023, a customer made an advance payment of $0.3 million to Cytek Biosciences B.V., provided that the Customer receives a bank guarantee for the same amount as security for refund of said amount in the event that Cytek Biosciences B.V. fails to fulfill its delivery commitment. After the delivery, the restricted cash will be released into the Company's normal cash account. As of June 30, 2024, restricted cash of $0.3 million was released.
As of June 30, 2024, advance payments to Cytek Biosciences B.V. totaled $30,000. The restricted cash will be released into the Company's normal cash account upon Cytek Biosciences B.V.'s fulfillment of its delivery commitment.
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
Equity Investment. The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended June 30, 2024.
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
Allowance for credit losses
The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13, Financial Instruments - Credit Losses”), on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022, as further described within the section below titled "Recently Adopted Accounting Pronouncements". This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.
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
The changes in the allowance for credit losses for the six months ended June 30, 2024 were as follows (in thousands):

Allowance for credit losses
Balance at December 31, 2023	$372
Utilization of allowance for credit losses	(198)
Provision for credit losses	125
Balance at June 30, 2024	$299
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
During the three months ended June 30, 2024 and 2023, the Company recorded $0.0 million and $1.0 million of revenue under bill-and-hold arrangements, respectively.

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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of June 30, 2024, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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

Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the three and six months ended June 30, 2024, advertising, marketing and media expenses were $1.3 million and $2.2 million, respectively. For the three and six months ended June 30, 2023, advertising, marketing and media expenses were $1.3 million and $2.1 million, respectively.
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
Amounts allocated to assets and liabilities are based upon their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. The Company's management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include developed technology, customer relationships, trade names, and reagent licenses.
Supplier Finance Program
On May 17, 2024, Cytek Wuxi entered into a Kuaiyifu Business Cooperation Agreement with the Bank of Communications Co., Ltd. to implement a supplier financing program which enables certain Cytek Wuxi suppliers, at their sole discretion, to sell their Cytek Wuxi receivables (i.e., Cytek Wuxi’s payment obligations to the suppliers) to the Bank of Communications Co., Ltd. on a non-recourse basis in order to be paid earlier than current payment terms provide.
Cytek Wuxi’s payment terms to the Bank of Communications Co., Ltd., including the timing and amount of payments, are based on the original supplier invoices. Cytek Wuxi’s current payment terms with a majority of its suppliers are typically between 30 and 90 days. Cytek Wuxi undertakes unconditional payment obligations with respect to the suppliers’ account receivable transferred to the bank under the supplier finance program.
The program allows for the transfer of supplier receivables up to an aggregate outstanding balance of $20.0 million Chinese renminbi (approximately US $2.8 million) through December 25, 2024. As of June 30, 2024, the program has no outstanding balance, and no supplier has transferred their receivables to the Bank of Communications Co., Ltd.
Any transferred suppliers’ account receivable under the program in the future will be included in the outstanding line of credit with the financial institution.
Recently adopted accounting pronouncements
In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"), which requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments in ASU 2022-04 are effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with the exception for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The guidance should be applied retrospectively, except for the amendment on roll-forward information, which should be applied prospectively. In the second quarter of 2024, the Company implemented a supplier financing arrangement and adopted ASU 2022-04. The adoption did not have a material effect on the Company's consolidated financial statements.

Recently issued accounting pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.
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

4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales channel mix
Direct sales channel	$34,549	$37,854	$68,869	$63,307
Distributor channel	12,068	11,839	22,608	23,474
Total revenue, net	$46,617	$49,693	$91,477	$86,781

Customer mix
Academia and government	$20,239	$20,405	$52,834	$35,602
Biotechnology, pharmaceutical, distributor and contract research organizations	26,378	29,288	38,643	51,179
Total revenue, net	$46,617	$49,693	$91,477	$86,781
Revenue by geographical markets is presented in Note 22.

Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2024 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,079	$—	$1,079
Service revenue	22,889	14,064	36,953
Total revenue	$23,968	$14,064	$38,032
Contract balances
The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	June 30, 2024	December 31, 2023
Trade accounts receivable	$44,643	$55,928
Contract liabilities:
Deferred revenue	$38,032	$37,827
Customer deposits, which are included in 'Other current liabilities'	1,069	1,438
Total contract liabilities	$39,101	$39,265
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2022	$27,665
Revenue recognized	(36,298)
Revenue deferred	47,898
Balance at December 31, 2023	$39,265
Revenue recognized	(22,779)
Revenue deferred	22,615
Balance at June 30, 2024	$39,101
5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$29,831	$35,718
Work in progress	6,028	10,454
Finished goods	14,211	14,705
Total inventories	$50,070	$60,877

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses:
Prepaid inventory	$47	$292
Prepaid rent	123	255
Prepaid insurance	128	990
Prepaid income tax	7,264	5,813
Other	2,550	2,742
Other current assets:
Tax refund receivable	109	192
Other	1,909	2,230
Total prepaid expenses and other current assets	$12,130	$12,514
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses:
Accrued compensation and related benefits	$10,302	$13,748
Professional service fees	483	665
Purchases	1,745	1,871
Product warranty	2,238	2,805
Other	721	946
Total accrued expenses	$15,489	$20,035
For the product warranty analysis refer to Note 20.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	June 30, 2024	December 31, 2023
Other current liabilities:
Customer deposits	$1,069	$1,438
Income tax payable	358	1,297
Sales and use tax payable	1,127	1,763
Operating lease liability, current	2,407	2,444
Current portion of loan and line of credit	1,926	565
Other	341	396
Total other current liabilities	$7,228	$7,903
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

Description:	June 30, 2024	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$144,091	$144,091	$—	$—
Short-term investments:
U.S. Treasury	85,439	85,439	—	—
Commercial paper	13,884	—	13,884	—
Total	$243,414	$229,530	$13,884	$—

Description:	December 31, 2023	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$144,892	$144,892	$—	$—
Short-term investments:
U.S. Treasury	47,366	47,366	—	—
Federal agency securities	35,818	—	35,818	—
Commercial paper	11,927	—	11,927	—
Total	$240,003	$192,258	$47,745	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of June 30, 2024.
7.    Investments
The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of June 30, 2024 (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$85,481	$-	$(42)	$85,439
Commercial paper	13,905	—	(21)	13,884
Total available-for-sale investments	$99,386	$—	$(63)	$99,323
The following table summarizes the contractual maturities of the Company's available-for-sale securities at June 30, 2024 (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Mature in less than one year	$99,386	$99,323
Total	$99,386	$99,323

The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$47,347	$19	$—	$47,366
Federal agency securities	35,840	—	(22)	35,818
Commercial paper	11,937	—	(10)	11,927
Total available-for-sale investments	$95,124	$19	$(32)	$95,111
The following table summarizes the contractual maturities of the Company's available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Mature in less than one year	$95,124	$95,111
Total	$95,124	$95,111
8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$10,459	$9,472
Leasehold improvements	3,243	3,623
Building and land	7,797	7,653
Construction in progress	272	256
Office and computer equipment	1,258	1,235
Furniture and fixtures	2,091	2,086
Total property and equipment	25,120	24,325
Less: accumulated depreciation	(7,006)	(5,920)
Property and equipment, net	$18,114	$18,405
Total depreciation expense for the three and six months ended June 30, 2024 was $0.9 million and $1.6 million, respectively. Total depreciation expense for the three and six months ended June 30, 2023 was $0.6 million and $1.1 million, respectively.
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
The results of operations for the FCI Business are included in the consolidated financial statements of the Company from the date of the acquisition.
10.    Goodwill and intangible assets, net
The following table shows the components of intangible assets, net (in thousands):

	June 30, 2024	December 31, 2023
Patents and trademarks	$888	$638
Tradename	3,774	3,823
IP license	10,636	10,636
Customer relationships	10,800	10,800
Reagent license	1,800	1,800
Total intangible assets	27,898	27,697
Less: accumulated amortization	(6,478)	(4,613)
Intangible assets, net	$21,420	$23,084
Total amortization expense for the three and six months ended June 30, 2024 was approximately $0.9 million and $1.9 million, respectively. Total amortization expense for the three and six months ended June 30, 2023 was approximately $1.0 million and $1.5 million, respectively.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning with the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.1 million and $0.4 million of interest expense for the three and six months ended June 30, 2024, respectively, and $0.5 million and $0.8 million of interest expense for the three and six months ended June 30, 2023, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $19.4 million and $19.0 million as of June 30, 2024 and December 31, 2023, respectively, and will record licensing expense in future periods.
The following table shows the components of the legal settlement liability (in thousands):

	June 30, 2024	December 31, 2023
Current:
Legal settlement liability	$2,503	$2,561
Noncurrent:
Legal settlement liability	16,912	16,477
Total legal settlement liability	$19,415	$19,038
12.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan is denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit is in a separate account with Cytek Wuxi's name, but the use of such account is restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of June 30, 2024, the total loan amount is $1.9 million. The current portion of the loan, $0.6 million, is included in other current liabilities. The fixed interest rate on the loan was 4.5%.
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
13.    Common stock
As of June 30, 2024, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of June 30, 2024, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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
On June 6, 2024, the Board of Directors approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. The program will end on December 31, 2024. During the three months ended June 30, 2024, the Company repurchased 444,319 shares of its outstanding common stock for a total cost of approximately $2.7 million at an average price per share of $5.99. As of June 30, 2024, the Company has a remaining authorized amount of $47.3 million in the repurchase program.

To date, pursuant to the Company repurchase programs, the Company has purchased the aggregate of 7,058,099 shares of its outstanding common stock for a total cost of approximately $46.7 million at an average price per share of $6.61. The repurchase programs were used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2023 and June 30, 2024, the Company accrued $0.3 million and $0.3 million in excise taxes related with its share repurchases. As of June 30, 2024, these excise taxes are still outstanding.
14.    Stock-based compensation plan
Stock Plans
As of June 30, 2024, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s

Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of June 30, 2024, the total number of shares of common stock available for issuance under the 2021 Plan was 21,790,770 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the six months ended June 30, 2024, 210,496 shares were issued pursuant to purchases under the ESPP. As of June 30, 2024, the total number of shares of common stock available for issuance under the ESPP was 5,298,874 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2023	7,219,702	$8.74	6.90	$23,574
Options granted	1,916,670	6.86
Options exercised	(483,157)	1.51
Options forfeited	(95,210)	13.25
Options expired	(133,785)	16.18
Balance as of June 30, 2024	8,424,220	$8.56	7.28	$10,232
Options exercisable as of June 30, 2024	4,949,291	$7.95	6.19	$10,034
The weighted-average grant date fair value of options granted during the three months ended June 30, 2024 and 2023 were $4.07 and $5.28 per share, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 were $4.61 and $6.72 per share, respectively.
There was $22.1 million of unrecognized stock-based compensation expense related to unvested stock options as of June 30, 2024. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.59 years as of June 30, 2024.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of June 30, 2024.

RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2023	2,608,257	$10.88	1.51	$23,787
Granted	3,358,467	6.97
Vested	(582,543)	10.18
Forfeited	(232,552)	10.24
Unvested balance at June 30, 2024	5,151,629	$8.44	1.68	$28,746
There was $41.2 million of unrecognized stock-based compensation expense related to unvested RSU awards as of June 30, 2024. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.21 years as of June 30, 2024.
Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of sales	$1,200	$868	$2,145	$1,560
Research and development	1,677	1,805	2,999	3,239
Sales and marketing	1,280	1,171	2,287	2,107
General and administrative	2,995	2,078	5,361	3,715
Total stock-based compensation	$7,152	$5,922	$12,792	$10,621
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.91	5.5	6.0	5.96
Expected volatility	74%	70%	73%	71%
Risk-free interest rate	4%	4%	4%	4%
Dividend yield	-	-	-	-
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	63%	70%	58%	76%
Risk-free interest rate	5%	4%	5%	4%
Dividend yield	-	-	-	-
15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan that covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $569,732 and $974,025 for the three and six months ended June 30, 2024, respectively. The Company’s contributions to the 401(k) Plan were approximately $432,000 and $770,000 for the three and six months ended June 30, 2023, respectively.
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
The Company's effective income tax rate from continuing operations was (2.6)% and 28.4% for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective income tax rate for the six months ended June 30, 2024 is lower than the US federal statutory tax rate due to the impact of non-deductible stock-based compensation, and the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, stock compensation, and federal and state research credits. The effective income rate for the six months ended June 30, 2023 was higher than the US federal statutory tax rate primarily due to state income taxes, non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits.
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
Results of operations:

The following table displays the benefit from income taxes for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Change
	2024	2023	Amount	%

Provision for (benefit from) income taxes	$3,248	$(2,207)	$5,455	(247)%

	Six months ended June 30,		Change
	2024	2023	Amount	%

Provision for (benefit from) income taxes	$424	$(4,440)	$4,864	(110)%
Provision for income taxes was $3.2 million for the three months ended June 30, 2024, as compared to a benefit from income taxes of $2.2 million for the three months ended June 30, 2023. The net change of $5.5 million for the three months ended June 30, 2024 was primarily due to the reversal of the tax benefit during the three months ended June 30, 2024 due to a lower effective tax rate for the three months ended June 30, 2024, and an adjustment to tax expense to account for the settlement price of restricted stock units settled in the quarter being lower than the grant price.
Provision for income taxes was $0.4 million for the six months ended June 30, 2024, as compared to a benefit from income taxes of $4.4 million for the six months ended June 30, 2023. The net increase of $4.9 million for the six months ended June 30, 2024 is primarily due to a lower effective tax rate.
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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Six months ended June 30,
	2024	2023
Operating lease cost	$1,433	$1,596
Short-term lease cost	580	368
Total lease cost	$2,013	$1,964
For the three and six months ended June 30, 2024, sublease income was $0 and $57,000 recorded as other income.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,511	$1,595

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$—
Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$9,328	$10,853
Included in other current liabilities:
Operating lease liabilities, current	$2,407	$2,444
Operating lease liabilities, noncurrent	8,113	9,479
Total operating lease liabilities	$10,520	$11,923

Weighted-average remaining lease term - operating leases:	4.32	4.68

Weighted-average discount rate - operating leases:	2.7%	2.7%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2024 is as follows (in thousands):

2024 (excluding the three months ended June 30, 2024)	$1,362
2025	2,550
2026	2,504
2027	2,315
2028	2,047
Thereafter	348
Total lease payments	$11,126
Less imputed interest	(606)
Total present value of lease liabilities	$10,520
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
The Company is not currently involved in any legal proceedings or litigation, nor to management's knowledge are there any potential claims, legal proceedings or litigation for which the ultimate disposition is likely to have a material effect on the Company’s financial position, results of operations or liquidity.
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
20.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Balance, beginning of the period	$2,805	$2,126
Accrual for current year warranties	396	3,540
Warranty cost incurred	(963)	(2,861)
Balance, end of period	$2,238	$2,805
21.    Net loss per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(10,434)	$(4,388)	$(16,603)	$(11,195)

Denominator
Weighted-average common shares outstanding, basic	131,440,486	135,918,707	131,180,734	135,705,139
Effect of employee stock plans	—	—	—	—
Weighted-average common shares outstanding, diluted	131,440,486	135,918,707	131,180,734	135,705,139

Net loss per share, basic	$(0.08)	$(0.03)	$(0.13)	$(0.08)
Net loss per share, diluted	$(0.08)	$(0.03)	$(0.13)	$(0.08)
Because we are in a net loss position, 1.9 million and 2.9 million shares for the three months ended June 30, 2024 and 2023, respectively, were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Therefore, basic net loss per share is the same as diluted net loss per share. Also approximately 10.9 million and 2.5 million equivalent shares for the three months ended June 30, 2024 and 2023, respectively, have been excluded from the calculation of diluted net loss per share because their impacts are anti-dilutive.
Because we are in a net loss position, 2.1 million and 3.1 million shares for the six months ended June 30, 2024 and 2023, respectively, were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Therefore, basic net loss per share is the same as diluted net loss per share. Also approximately 7.1 million and 6.0 million equivalent shares for the six months ended June 30, 2024 and 2023, respectively, have been excluded from the calculation of diluted net loss per share because their impacts are anti-dilutive.

22.    Geographic areas
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	$22,393	$31,440	$43,751	$51,280
EMEA	13,773	9,084	28,900	19,115
APAC	8,984	7,053	15,335	13,274
Other	1,467	2,116	3,491	3,112
Total revenue, net	$46,617	$49,693	$91,477	$86,781
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For the three and six months ended June 30, 2024 and 2023, the Company had no major customers.
As of June 30, 2024 and December 31, 2023, the Company’s long-lived assets by geographic area were as follows (in thousands):

	June 30, 2024	December 31, 2023

United States	$8,689	$8,814
EMEA	420	325
APAC	9,005	9,266
Total	$18,114	$18,405
As of June 30, 2024 and December 31, 2023, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.

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
Overview
We are a leading cell analysis solutions company advancing the next generation of research and clinical tools with our novel technical approach of leveraging the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP” technology). Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. Our FSP platform includes instruments, accessories, reagents, software and services to provide a comprehensive and integrated suite of solutions for our customers.
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
Total revenue for the three and six months ended June 30, 2024 was $46.6 million and $91.5 million, respectively, representing a 6% decrease and a 5% increase, respectively, compared to total revenue for the three and six months ended June 30, 2023 of $49.7 million and $86.8 million, respectively. Total revenue for the three months ended

June 30, 2024 decreased compared to total revenue for the three months ended June 30, 2023 due to lower product revenue resulting from lower product sales in the United States, particularly in the academic and government market segment. The increase in total revenue for the six months ended June 30, 2024 compared to total revenue for the six months ended June 30, 2023 was due to higher service revenue as a result of a larger installed base of instruments generating service contracts and other service revenue, partially offset by lower product revenue in the period.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 74% and 75% of total revenue for the three and six months ended June 30, 2024, respectively, and 77% and 73% for the three and six months ended June 30, 2023, respectively. Revenue from distributors represented 26% and 25% of total revenue for the three and six months ended June 30, 2024 and 23% and 27% for the three and six months ended June 30, 2023.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $10.0 million and $19.8 million for the three and six months ended June 30, 2024, respectively, and $12.1 million and $22.1 million three and six months ended June 30, 2023, respectively. While research and development expense was slightly lower in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, we intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $12.3 million and $24.8 million for the three and six months ended June 30, 2024, respectively, and $14.4 million and $25.5 million for the three and six months ended June 30, 2023, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $10.4 million and $16.6 million for the three and six months ended June 30, 2024, respectively, and $4.4 million and $11.2 million for the three and six months ended June 30, 2023, respectively. The increase in net loss for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 resulted primarily from higher tax expense and net other income due to foreign exchange losses in 2024. The change for the six months ended June 30, 2024 compared to the three months ended June 30, 2023 was also due to higher tax expense and lower net other income due to foreign exchange losses in 2024, partially offset by an increase in operating income as a result of lower sales and marketing and general and administrative expenses.
We expect our expenses to be relatively flat in the future but will continue to focus on developing new products and growing revenue.
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

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Dollar Change	2024	2023	Dollar Change
(In thousands)
Sales channel mix:
Direct sales channel	$34,549	$37,854	$(3,305)	$68,869	$63,307	$5,562
Distributor channel	12,068	11,839	229	22,608	23,474	(866)
Total revenue, net	$46,617	$49,693	$(3,076)	$91,477	$86,781	$4,696
Customer mix:
Academia and government	$20,239	$20,405	$(166)	$52,834	$35,602	$17,232
Biotechnology, pharmaceutical, distributor and CRO	26,378	29,288	(2,910)	38,643	51,179	(12,536)
Total revenue, net	$46,617	$49,693	$(3,076)	$91,477	$86,781	$4,696
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
Many of our pharmaceutical and biotech customers based in the United States have been impacted by macro-economic uncertainties related to the weakening economy, liquidity concerns in the broader financial services industry, such as those caused by recent banking failures, disruptions to and volatility in the credit and equity markets, and rising interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months ended June 30, 2024, and may adversely affect our operating results in the future.
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
We expect our revenue to increase as we broaden our customer base, increase our installed base, and expand awareness of our products with new and existing customers.
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

Results of operations
Comparison of the three and six months ended June 30, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations and comprehensive loss data for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Revenue, net:
Product	$34,576	$40,452	$68,698	$71,624
Service	12,041	9,241	22,779	15,157
Total revenue, net	46,617	49,693	91,477	86,781
Cost of sales:
Product	15,808	16,675	32,554	29,352
Service	5,373	4,856	10,474	8,229
Total cost of sales	21,181	21,531	43,028	37,581
Gross profit	25,436	28,162	48,449	49,200
Operating expenses:
Research and development	10,001	12,136	19,796	22,110
Sales and marketing	12,268	14,367	24,811	25,512
General and administrative	11,694	10,786	23,102	22,867
Total operating expenses	33,963	37,289	67,709	70,489
Loss from operations	(8,527)	(9,127)	(19,260)	(21,289)
Other income (expense):
Interest expense	(134)	(409)	(575)	(1,082)
Interest income	1,416	1,201	2,775	3,344
Other income, net	59	1,740	881	3,392
Loss before income taxes	(7,186)	(6,595)	(16,179)	(15,635)
Provision for (benefit from) income taxes	3,248	(2,207)	424	(4,440)
Net loss	(10,434)	(4,388)	(16,603)	(11,195)
Foreign currency translation adjustment, net of tax	1,375	(980)	1,131	(1,022)
Unrealized loss on marketable securities	(16)	(192)	(51)	(40)
Net comprehensive loss	$(9,075)	$(5,560)	$(15,523)	$(12,257)
Total revenue, net

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenue, net:
Product	$34,576	$40,452	$(5,876)	(15%)	$68,698	$71,624	$(2,926)	(4%)
Service	12,041	9,241	2,800	30%	22,779	15,157	7,622	50%
Total revenue, net	$46,617	$49,693	$(3,076)	(6%)	$91,477	$86,781	$4,696	5%

Total revenue decreased by $3.1 million to $46.6 million, or 6%; and increased by $4.7 million, or 5%, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively. The decrease in total revenue for the three months ended June 30, 2024 compared to total revenue for the three months ended June 30, 2023 was due to lower product revenue. The increase in total revenue for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to higher service revenue and an additional two months of revenue from the FCI Acquisition, which closed on February 28, 2023.
Product revenue decreased by $5.9 million to $34.6 million, or 15%; and $2.9 million to $68.7 million, or 4%, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively. The decreases in both the three and six month time periods are largely related to lower instrument sales in the United States, particularly in the academic and government market segment

Service revenue increased $2.8 million to $12.0 million, or 30%; and $7.6 million to $22.8 million, or 50% for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively. The increase was primarily due to growth in the installed base of instruments as compared to prior year periods which drove growth in both service contract revenue and other service revenue.
Total cost of sales, gross profit and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Cost of sales:
Product	$15,808	$16,675	$(867)	(5%)	$32,554	$29,352	$3,202	11%
Service	5,373	4,856	517	11%	10,474	8,229	2,245	27%
Total cost of sales	$21,181	$21,531	$(350)	(2%)	$43,028	$37,581	$5,447	14%
Gross profit	25,436	28,162			48,449	49,200
Gross margin	55%	57%			53%	57%
Total cost of sales decreased by $0.4 million, or 2%, and increased by $5.4 million, or 14%, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, respectively. The decrease in product cost of sales for the three months ended June 30, 2024 was primarily driven by the decrease in product revenue. This was partially offset by higher overhead costs, as a result of lower capitalization of labor costs to inventory, and higher stock-based compensation expense. The increase of product cost of sale for the six months ended June 30, 2024 was primarily due to higher inventory adjustments of a one-time nature in the three months ended March 31, 2024 arising from the integration of Luminex inventories, and higher overhead costs due to the factors described above. Service cost of sales for the three and six months ended June 30, 2024 increased compared to the prior year period due to higher service headcount, travel, and contractor expense. Service cost of sales increased at a lower rate than service revenue in the three and six months ended June 30, 2024 due to higher service labor productivity, lower material costs relative to revenue and improved absorption of overhead costs.
Total gross profit margin was 55% and 57% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 53% and 57% for the six months ended June 30, 2024 and 2023, respectively. Total gross profit margin declined for the three months ended June 30, 2024 as a result of lower product gross margins driven primarily by higher product overhead costs and lower product revenue. This was partially offset by higher service gross margin driven by higher service revenue, higher service labor productivity and improved absorption of overhead costs. Gross profit margin declined for the six months ended June 30, 2024 due to lower product gross margins related to higher overhead costs and unfavorable inventory adjustments recognized in the three months ended March 31, 2024. The lower product gross margin was partially offset by higher service gross margins. Gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Product:
Revenue	$34,576	$40,452	$(5,876)	(15%)	$68,698	$71,624	$(2,926)	(4%)
Cost of sales	15,808	16,675	(867)	(5%)	32,554	29,352	3,202	11%
Product gross profit	$18,768	$23,777	$(5,009)	(21%)	$36,144	$42,272	$(6,128)	(14%)
Gross margin	54%	59%			53%	59%

Service:
Revenue	$12,041	$9,241	$2,800	30%	$22,779	$15,157	$7,622	50%
Cost of sales	5,373	4,856	517	11%	10,474	8,229	2,245	27%
Service gross profit (loss)	$6,668	$4,385	$2,283	52%	$12,305	$6,928	$5,377	78%
Gross margin	55%	47%			54%	46%
Product revenue for the three and six months ended June 30, 2024 decreased by 15% and 4%, respectively, as compared to the three and six months ended June 30, 2023. Product cost of sales for the three and six months ended

June 30, 2024 decreased by 5% and increased by 11%, respectively, as compared to the three and six months ended June 30, 2023. Product gross profit for the three and six months ended June 30, 2024 decreased 21% and 14%, respectively, as compared to the three and six months ended June 30, 2023. The lower product gross profit margins in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was driven primarily by lower product revenue and higher overhead costs. The lower product gross profit margins in the six months ended June 30, 2024 compared to the six month ended June 30, 2023 was a result of higher material costs related to unfavorable inventory adjustments in the three months ended March 31, 2024 arising from the integration of Luminex inventories and higher overhead costs.
Service revenue for the three and six months ended June 30, 2024 increased 30% and 50%, respectively, as compared to the three and six months ended June 30, 2023. Service cost of sales for the three and six months ended June 30, 2024 increased by 11% and 27%, respectively, as compared to the three and six months ended June 30, 2023. Service gross profit for the three and six months ended June 30, 2024 increased 52% and 78%, respectively, as compared to the three and six months ended June 30, 2023. The higher service gross margins in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 were mainly driven by operating efficiencies from higher service labor productivity and improved absorption of overhead costs by leveraging these costs over greater revenues.
Operating expenses
Research and development

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Research and development	$10,001	$12,136	$(2,135)	(18%)	$19,796	$22,110	$(2,314)	(10%)

Research and development expenses were $10.0 million and $19.8 million for the three and six months ended June 30, 2024, respectively, as compared to $12.1 million and $22.1 million for the three and six months ended June 30, 2023, respectively. The decrease in research and development expenses for both the three and six months ended June 30, 2024 compared to research and development expenses for the three and six months ended June 30, 2023 was primarily due to headcount reductions and to a lesser extent a reduction in engineering expenses.
Our research and development expense may increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.
Sales and marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Sales and marketing	$12,268	$14,367	$(2,099)	(15%)	$24,811	$25,512	$(701)	(3%)

Sales and marketing expenses were $12.3 million and $24.8 million for the three and six months ended June 30, 2024, respectively, as compared to $14.4 million and $25.5 million for the three and six months ended June 30, 2023, respectively. The decrease in sales and marketing expenses for the three and six months ended June 30, 2024 compared to sales and marketing expenses for the three and six months ended June 30, 2023 was primarily due to a decrease in headcount and personnel-related expenses.
Our sales and marketing expenses may increase in absolute dollars as we expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.
General and administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
General and administrative	$11,694	$10,786	$908	8%	$23,102	$22,867	$235	1%

General and administrative expenses were $11.7 million and $23.1 million for the three and six months ended June 30, 2024, respectively, as compared to $10.8 million and $22.9 million for the three and six months ended

June 30, 2023, respectively. The increase of $0.9 million in general and administrative expenses in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to an increase in stock-based compensation expense and outside professional service expenses, partially offset by lower insurance and software expense. The increase of $0.2 million in general and administration expenses in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 included increases in stock-based compensation expense, outside professional services expense and software expenses, partially offset by a decrease in legal fees, insurance and sales and use tax.
While the Company is focused on controlling its general and administrative expenses, these may increase in absolute dollars in future periods to provide the infrastructure necessary to support the growth of the business.
Interest expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Interest expense	$(134)	$(409)	$275	(67%)	$(575)	$(1,082)	$507	(47%)

Interest expense was $0.1 million and $0.6 million for the three and six months ended June 30, 2024, respectively, as compared to $0.4 million and $1.1 million, for the three and six months ended June 30, 2023, respectively. The decrease in interest expense was mainly due to the accretion of the present value discount related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest income

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Interest income	$1,416	$1,201	$215	18%	$2,775	$3,344	$(569)	(17%)

Interest income was $1.4 million and $2.8 million for the three and six months ended June 30, 2024, respectively, as compared to $1.2 million and $3.3 million for the three and six months ended June 30, 2023, respectively. The decrease in interest income for the six months ended June 30, 2024 compared to interest income for the six months ended June 30, 2023 was the result of lower average balance of cash and cash equivalents due to the funding of the FCI Acquisition on February 28, 2023 and the investment of cash in marketable securities.
Other income, net

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Other income, net	$59	$1,740	$(1,681)	(97%)	$881	$3,392	$(2,511)	(74%)

Other income, net was $0.1 million and $0.9 million for the three and six months ended June 30, 2024, respectively, as compared to other income, net of $1.7 million and $3.4 million for the three and six months ended June 30, 2023, respectively. The decline in other income was primarily driven by an increase in realized and unrealized foreign exchange losses for the three and six months ended June 30, 2024.
Income Taxes

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Provision for (benefit from) income taxes	$3,248	$(2,207)	$5,455	(247%)	$424	$(4,440)	$4,864	(110%)

Provision for income taxes was $3.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, as compared to the benefit for income taxes of $2.2 million and $4.4 million for the three and six months ended June 30, 2023, respectively. The net change of $5.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to the reversal of the tax benefit during the three months ended March 31,2024 due to a lower effective tax rate for the six months ended June 30, 2024, and an adjustment to tax expense to account for the settlement price of restricted stock units settled in the quarter being lower than the grant price. The reduction in tax benefit of $4.9 million for the six months ended June 30, 2024 was primarily due to a lower effective tax rate. Neither of these tax expense and benefit changes had a cash impact on the company.

Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of June 30, 2024 and December 31, 2023, we had approximately $277.2 million and $262.7 million, respectively, in cash and cash equivalents, restricted cash, and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $11.1 million as of June 30, 2024.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$10,161	$8
Investing activities	(3,732)	(166,084)
Financing activities	(98)	216
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,957	(2,096)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,288	$(167,956)

Operating activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $10.2 million due to the non-cash provision for stock-based compensation expense, depreciation and amortization, excess and obsolete inventory and amortization of right-of-use assets of $12.8 million, $3.5 million, $1.0 million, and $1.4 million, respectively; partially offset by a gain on investments, accretion and amortization, net of $2.4 million. Additionally, there was a decrease of inventories of $9.2 million and a decrease of trade accounts receivable of $10.2 million due to seasonality with our first quarter typically being lower than our fourth quarter due to marketing campaign closing activity. These were partially offset by the usage of cash which included the net loss of $16.6 million, an increase in accrued expenses and other liabilities of $9.4 million, and an increase prepaid expenses and other assets of $0.5 million.
Net cash provided by operating activities for the six months ended June 30, 2023 was less than $0.1 million including net loss of $11.2 million. We also incurred non-cash provision for excess and obsolete inventory, stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities of $0.6 million, $10.6 million, $2.7 million, $1.6 million, and $0.8 million, respectively. Usage of cash which included a decrease in lease liability of $1.4 million, a decrease of inventories of $0.2 million and a decrease in the legal settlement liability of $0.2 million. Additionally, there was a decrease of trade accounts receivable of $0.7 million,, a decrease in prepaid expenses and other assets of $3.2 million, an increase in accrued expenses and other liabilities of $0.3 million, and an increase of trade accounts payables of $1.7 million.
Investing activities
Net cash used in investing activities during the six months ended June 30, 2024 was $3.7 million driven by purchases of marketable securities of $114.0 million and the purchase of fixed assets and intangibles of approximately $1.6 million. This was partially offset by the proceeds from maturities of marketable securities of $112.0 million
Net cash used in investing activities during the six months ended June 30, 2023 was $166.1 million driven by purchases of marketable securities of $129.1 million, proceeds from maturities of marketable securities of $10.0 million purchase of business of $44.9 million, purchase of property and equipment of $1.8 million, and payment of additional investments in Cytek Japan of $0.2 million.
Financing activities
Net cash used in financing activities during the six months ended June 30, 2024 was $0.1 million driven by the payment for the repurchase of shares of $2.7 million. This was partially offset by the proceeds from a line of credit of $1.4 million and the proceeds from the issuance of common stock under employee stock plans of $0.7 million.
Net cash provided by financing activities during the six months ended June 30, 2023 was $0.2 million driven by the issuance of our common stock under our equity incentive plans, offset by repayment of loan of $0.3 million and $1.0 million costs related to the repurchase of our shares.

Contractual Obligations and Commitments
During the six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on March 13, 2024.

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

Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2024. There were no material changes to our critical accounting policies during the three months ended June 30, 2024.

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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2024, we had approximately $277 million in cash and cash equivalents and short-term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short-term commercial paper. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal controls, our disclosure controls and procedures were not effective as of June 30, 2024.

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
Remediation Plan and Status
We remain committed to remediating the control deficiencies that constituted the above material weaknesses by continuing to enhance our internal control over financial reporting. Management has put in place measures aimed at addressing these deficiencies to ensure the material weaknesses are remediated such that these controls are designed, implemented and operating effectively. Throughout the six months ended June 30, 2024, we have executed, and we will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
•Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of June 30, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 50.7% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 43% and 41% of our revenue came from sales to academic and government-owned institutions and 57% and 59% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended June 30, 2024 and 2023, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 43% and 41% of our revenue came from sales to academic and government-owned institutions in the three months ended June 30, 2024 and 2023, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of June 30, 2024, we had accrued approximately $2.2 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of June 30, 2024, there have been more than 2,000 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
As of June 30, 2024, we had 645 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. We currently do not have an internal audit group, and we will need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge to remediate the control deficiencies. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. For example, we required additional time to complete our financial closing procedures and ensure appropriate accounting of various intercompany transactions and accruals at the end of the quarter ended September 30, 2023. In addition, we required additional time to complete our financial closing procedures as of the end of period ending December 31, 2023 due to a lack of internal accounting resources, resulting in a delay in obtaining and compiling required information. Accordingly, we were not able to complete the preparation, review and filing of our Quarterly Report on Form 10-Q for the quarter ended September 31, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2023, within the prescribed time period without unreasonable effort or expense. Such filings were timely made on or prior to the prescribed due date pursuant to Form 12b-25, with adjustments to certain line items in the financial statements with respect to such Annual Report. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Operating as a public company may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, on our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would negatively affect our business, financial condition and results of operations.
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
In addition, many jurisdictions have enacted data localization laws and cross-border persona information transfer laws. These laws may make it more difficult for us to transfer personal information across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the GDPR generally restrict the transfer of personal information to the United States and other countries that are viewed by some regulators as to not generally provide an adequate level of data privacy and security. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (the “Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or other countries. In addition to European restrictions on cross-border transfers of personal information, other jurisdictions have enacted or are considering similar cross-border personal information transfer laws and local personal information residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense; increased exposure to regulatory actions; and substantial fines and penalties. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (the "HITECH Act") and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•various state laws govern the privacy and security of personal information, including the California Consumer Protection Act ("CCPA") which became effective January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches;
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
Including rights acquired in connection with the FCI Acquisition, as of June 30, 2024, we own 35 issued U.S. utility patents, ten issued Japan utility patents, seven issued European utility patents, three issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 64 pending utility patent applications, including 40 utility patent applications in the United States, two international utility patent applications, nine utility patent applications in the European Union, eight utility patent applications in China, and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of June 30, 2024, our Shanghai subsidiary owns 13 issued utility patents and eight issued invention patents and has two pending invention patent applications, and our Wuxi subsidiary owns 39 issued patents and has eight pending patent applications, including three pending utility model patent applications and five pending invention patent applications.
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
Based on the number of shares of common stock outstanding as of June 30, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 50.7% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”) if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. In addition, there may be other limitations under state law on our ability to utilize NOLs, including temporary suspensions or other limitations on the use of NOLs to offset taxable income. We determined that an ownership change occurred on September 7, 2018, October 23, 2020, and in connection with our IPO on July 23, 2021. As of December 31, 2023, we had not experienced an ownership change subsequent to the ownership change on July 23, 2021. In addition, we may in the future experience ownership changes, as a result of changes in our stock ownership (some of which are not in our control). If an ownership change occurs, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited. Many states have provisions similar to Code Section 382. Annual limitations may result in the expiration of the state net operating loss carryforwards before utilization.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On June 6, 2024, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. As of June 30, 2024, there was approximately $47.3 million remaining under this program. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. The repurchased shares of common stock were retired.
The following table provides information with respect to the shares of the Company's common stock repurchased during the three months ended June 30, 2024.

	Total number of shares repurchased	Average price paid for share	Total number of shares purchased as part of publicly announced plans or programs (1)	Remaining dollar that may yet be purchased under the plans or programs
April 1 - April 30, 2024	—	$—	—	$—
May 1 - May 31, 2024	—	$—	—	$—
June 1 - June 30, 2024	444,319	$5.99	7,058,099	$47,300,000
Life to Date Total	444,319	$5.99	7,058,099	$47,300,000
(1)On June 6, 2024, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. The repurchase program will expire on December 31, 2024.
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.

Director and Officer Trading Arrangements
During the three months ended June 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Ming Yan , Chief Technology Officer and Director	Termination [1]	May 28, 2024	X		1,280,000	February 14, 2025

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

1Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on November 30, 2023.

ITEM 6.    Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

104	Cover formatted as inline XBRL and contained in Exhibits 101).					X
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

Cytek Biosciences, Inc.

Date: August 6, 2024	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)