Form 10-Q
period 2024-09-30
Cytek Biosciences, Inc.
filed 2024-11-07
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of October 31, 2024 was 128,810,614.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$162,272	$167,299
Restricted cash	31	331
Marketable securities	115,505	95,111
Trade accounts receivable, net	52,634	55,928
Inventories	46,800	60,877
Prepaid expenses and other current assets	12,949	12,514
Total current assets	390,191	392,060
Deferred income tax assets, noncurrent	30,778	30,487
Property and equipment, net	18,508	18,405
Operating lease right-of-use assets	10,124	10,853
Goodwill	16,183	16,183
Intangible assets, net	20,492	23,084
Other noncurrent assets	4,950	3,385
Total assets	$491,226	$494,457
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,389	$3,032
Legal settlement liability, current	2,496	2,561
Accrued expenses	20,733	20,035
Other current liabilities	8,814	7,903
Deferred revenue, current	25,365	22,695
Total current liabilities	62,797	56,226
Legal settlement liability, noncurrent	17,066	16,477
Deferred revenue, noncurrent	14,787	15,132
Operating lease liability, noncurrent	7,756	9,479
Long term debt	1,236	1,648
Other noncurrent liabilities	2,121	2,431
Total liabilities	$105,763	$101,393
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of September 30, 2024 and December 31, 2023; 129,766,011 and 130,714,906 issued and outstanding shares as of September 30, 2024 and December 31, 2023, respectively.	130	131
Additional paid-in capital	430,072	423,386
Accumulated deficit	(44,840)	(29,178)
Accumulated other comprehensive gain (loss)	101	(1,275)
Total stockholders’ equity	385,463	393,064
Total liabilities and stockholders’ equity	$491,226	$494,457
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue, net:
Product	$39,544	$38,441	$108,242	$110,065
Service	11,956	9,559	34,735	24,717
Total revenue, net	51,500	48,000	142,977	134,782
Cost of sales:
Product	17,490	16,205	50,044	45,557
Service	5,005	4,617	15,479	12,847
Total cost of sales	22,495	20,822	65,523	58,404
Gross profit	29,005	27,178	77,454	76,378
Operating expenses:
Research and development	9,882	11,171	29,679	33,282
Sales and marketing	12,429	12,076	37,240	37,587
General and administrative	10,942	10,351	34,044	33,217
Total operating expenses	33,253	33,598	100,963	104,086
Loss from operations	(4,248)	(6,420)	(23,509)	(27,708)
Other income (expense):
Interest expense	(119)	(595)	(694)	(1,677)
Interest income	1,433	1,622	4,208	4,965
Other income, net	3,091	1,208	3,972	4,600
Total other income, net	4,405	2,235	7,486	7,888
Income (loss) before income taxes	157	(4,185)	(16,023)	(19,820)
(Benefit from) provision for income taxes	(784)	2,271	(360)	(2,169)
Net income (loss)	941	(6,456)	(15,663)	(17,651)
Net income (loss), basic and diluted	$941	$(6,456)	$(15,663)	$(17,651)
Net income (loss) per share, basic	$0.01	$(0.05)	$(0.12)	$(0.13)
Net income (loss) per share, diluted	$0.01	$(0.05)	$(0.12)	$(0.13)
Weighted-average shares used in calculating net income (loss) per share, basic	131,003,744	136,173,278	131,121,301	135,862,905
Weighted-average shares used in calculating net income (loss) per share, diluted	132,785,552	136,173,278	131,121,301	135,862,905
Comprehensive income (loss):
Net income (loss)	$941	$(6,456)	$(15,663)	$(17,651)
Foreign currency translation adjustment, net of tax	101	165	1,232	(856)
Unrealized gain (loss) on marketable securities	195	15	144	(26)
Net comprehensive income (loss)	$1,237	$(6,276)	$(14,287)	$(18,533)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2023	130,714,906	$131	423,386	(29,178)	(1,275)	393,064
Shares issued in connection with employee stock plans	559,325		506	—	—	506
Shares of Common Stock withheld related to net share settlement	(20,050)		(148)	—	—	(148)
Stock-based compensation	—		5,640	—	—	5,640
Unrealized loss on marketable securities	—		—	—	(35)	(35)
Foreign currency translation adjustment, net of tax	—		—	—	(244)	(244)
Net loss	—		—	(6,169)		(6,169)
Balances at March 31, 2024	131,254,181	$131	$429,384	$(35,347)	$(1,554)	$392,614
Shares issued in connection with employee stock plans	506,375	$1	$224	$—	$—	$225
Proceeds from Employee Stock Purchase Plan	210,496	$—	$1,007	$—	$—	$1,007
Shares of Common Stock withheld related to net share settlement	(21,532)	$—	$(130)	$—	$—	$(130)
Repurchase of shares	(444,319)	$—	$(2,670)	$—	$—	$(2,670)
Stock-based compensation	—		$7,152	$—	$—	$7,152
Unrealized loss on marketable securities	—				$(16)	$(16)
Foreign currency translation adjustment, net of tax	—				$1,375	$1,375
Net loss	—			$(10,434)	$—	$(10,434)
Balances at June 30, 2024	131,505,201	$132	$434,967	$(45,781)	$(195)	$389,123
Shares issued in connection with employee stock plans	481,509	$—	146	$—	$—	146
Shares of Common Stock withheld related to net share settlement	(26,344)	$—	(146)	$—	$—	(146)
Repurchase of shares	(2,194,355)	(2)	(11,948)	$—	$—	(11,950)
Stock-based compensation	—		7,053	$—	$—	7,053
Unrealized gain on marketable securities	—				195	195
Foreign currency translation adjustment, net of tax	—				101	101
Net income	—			941		941
Balances at September 30, 2024	129,766,011	$130	$430,072	$(44,840)	$101	$385,463

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interest in consolidated subsidiary	Total stockholders’ equity
Balances at December 31, 2022	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546
Shares issued in connection with employee stock plans	283,856	1	203	—	—	—	204
Shares of Common Stock withheld related to net share settlement	(5,182)	—	(57)	—	—	—	(57)
Stock-based compensation	—	—	4,699	—	—	—	4,699
Unrealized gain on marketable securities	—	—	—	—	152	—	152
Foreign currency translation adjustment, net of tax	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	(6,807)	—	—	(6,807)
Noncontrolling interest	—	—	16	—	—	(251)	(235)
Balances at March 31, 2023	135,644,055	$136	$447,748	$(23,837)	$(587)	$—	$423,460
Shares issued in connection with employee stock plans	697,670	—	483	—	—	—	483
Proceeds from Employee Stock Purchase Plan	145,569	—	966	—	—	—	966
Shares of Common Stock withheld related to net share settlement	(16,604)	—	(111)	—	—	—	(111)
Repurchase of shares	(125,782)	—	(981)	—	—	—	(981)
Stock-based compensation	—	—	5,922	—	—	—	5,922
Unrealized loss on marketable securities	—	—	—	—	(192)	—	(192)
Foreign currency translation adjustment, net of tax	—	—	—	—	(980)	—	(980)
Net loss	—	—	—	(4,388)	—	—	(4,388)
Balances at June 30, 2023	136,344,908	$136	$454,027	$(28,225)	$(1,759)	$—	$424,179
Shares issued in connection with employee stock plans	373,649	—	440	—	—	—	440
Shares of Common Stock withheld related to net share settlement	(17,665)	—	(149)	—	—	—	(149)
Repurchase of shares	(1,155,229)	—	(8,428)	—	—	—	(8,428)
Stock-based compensation	—	—	5,758	—	—	—	5,758
Unrealized gain on marketable securities	—	—	—	—	15	—	15
Foreign currency translation adjustment, net of tax	—	—	—	—	165	—	165
Net loss	—	—	—	(6,456)	—	—	(6,456)
Balances at September 30, 2023	135,545,663	$136	$451,648	$(34,681)	$(1,579)	$—	$415,524
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(15,663)	$(17,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,358	4,417
Amortization of operating lease right-of-use assets	2,391	2,388
Stock-based compensation	19,845	16,379
Loss on disposal of property and equipment	52	7
(Benefits from) provision for credit losses	(73)	55
Provision for excess and obsolete inventory	1,378	798
Gain on investments, accretion, and amortization, net	(3,631)	(5,265)
Interest expenses for accretion of the legal settlement liabilities	512	1,311
Change in operating assets and liabilities:
Trade accounts receivable	3,901	(7,595)
Inventories	12,755	(2,047)
Prepaid expenses and other assets	(2,067)	(2,336)
Trade accounts payable	2,324	10
Accrued expenses and other liabilities	(3,755)	610
Legal settlement liabilities	11	(374)
Operating lease liabilities	(2,300)	(2,154)
Deferred revenue	2,344	7,216
Net cash provided by (used in) operating activities	23,382	(4,231)
Cash flows from investing activities:
Purchases of marketable securities	(166,812)	(152,563)
Proceeds from maturities of marketable securities	150,000	78,000
Proceeds from sale of property and equipment	97	—
Purchase of property and equipment	(2,631)	(3,148)
Acquisition of business	—	(44,896)
Purchase of intangible assets	(195)	(118)
Payment for additional investment in Cytek Japan	—	(235)
Net cash used in investing activities	(19,541)	(122,960)
Cash flows from financing activities:
Repayment of loan	(418)	(425)
Proceeds from Employee Stock Purchase Plan	1,007	966
Payments for taxes related to net share settlement of equity awards	(424)	(317)
Proceeds from issuance of common stock under employee stock plans	877	1,127
Proceeds from line of credit	1,396	—
Payments for repurchase of shares	(14,620)	(9,409)
Net cash used in financing activities	(12,182)	(8,058)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,014	(622)
Cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(5,327)	(135,871)
Cash, cash equivalents and restricted cash at beginning of period	167,630	299,500
Cash, cash equivalents and restricted cash at end of period	$162,303	$163,629
Supplemental disclosure of cash flow information:
Cash paid for taxes	$1,922	$810
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable or accrued purchase at period end	$99	$96
Intangible asset in accounts payable or accrued expenses at period end	$—	$9
Derecognition of right-of-use assets	$205	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,637	$—
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
Principles of consolidation
The unaudited interim consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Limited (HK), Cytek Biosciences B.V. (Europe), Cytek (Shanghai) Biosciences Co., Ltd., Cytek Biosciences (Wuxi) Co., Ltd. ("Cytek Wuxi"), Cytek Japan Kabushiki Kaisha (“Cytek Japan”), Cytek Biosciences Ltd (UK), Cytek Biosciences GmbH (Germany), Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. Cytoville Biosciences Shanghai Co., Ltd. and Cytek (Shanghai) Software Development Technology Co., Ltd. were closed in the fourth quarter of 2023. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents, and restricted cash was $162.3 million and $167.6 million as of September 30, 2024 and December 31, 2023, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of September 30, 2024.
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Cash	$35,617	$22,407
U.S. Treasury	2,081	—
Money market funds	124,574	144,892
Restricted cash	31	331
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$162,303	$167,630
Short-term restricted cash
As of December 31, 2023, a customer made an advance payment of $0.3 million to Cytek Biosciences B.V., provided that the customer receives a bank guarantee for the same amount as security for refund in the event that Cytek Biosciences B.V. fails to fulfill its delivery commitment. The restricted cash was released into the Company's normal cash account upon fulfillment of delivery. As of September 30, 2024, restricted cash of $0.3 million had been released.
As of September 30, 2024, two bank guarantees to Cytek Biosciences B.V. totaled $30,816. The restricted cash is related to two customers and is based on a 12-month period warranty security that will be released in 2025.
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
Equity Investment. The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended September 30, 2024.
Trade accounts receivable, net
The Company’s accounts receivable consists principally of amounts due related to product sales of instrument systems, reagents and accessories, as well as installation and repair services. These receivables are generally due within 30 to 45 days of the period in which the corresponding sales occur, do not bear interest and are classified as trade accounts receivable, net on the consolidated balance sheets. Trade accounts receivable are reported at their estimated net realizable value.
Allowance for credit losses
The Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13, Financial Instruments - Credit Losses”), on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022, as further described within the section below titled “Recently Adopted Accounting Pronouncements”. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.
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
The changes in the allowance for credit losses for the nine months ended September 30, 2024 were as follows (in thousands):

Allowance for credit losses
Balance at December 31, 2023	$372
Utilization of allowance for credit losses	(197)
Provision for credit losses	126
Balance at September 30, 2024	$301
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
Revenue recognition
The Company’s product revenue consists of sales of its instrument systems, reagents and accessories. The Company recognizes product revenue at the point in time when control of the product is transferred to the customer.
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
During the three months ended September 30, 2024 and 2023, the Company recorded $0.0 million and $2.8 million of revenue under bill-and-hold arrangements, respectively.

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
Deferred offering costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to offerings of the Company’s securities are capitalized, and are offset against proceeds from an offering upon the effectiveness of the offering. In the event an anticipated offering is terminated, deferred offering costs will be expensed.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of September 30, 2024, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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

Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the three and nine months ended September 30, 2024, advertising, marketing and media expenses were $0.8 million and $3.0 million, respectively. For the three and nine months ended September 30, 2023, advertising, marketing and media expenses were $0.5 million and $2.7 million, respectively.
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
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The U.S. federal, state and foreign jurisdictions have statutes of limitations that generally range from three to five years. The Company’s federal, state and foreign income tax returns are subject to examination unless the statutes of limitations close. The Company is not currently under examination for federal, state, and foreign income tax purposes.
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
Earnings (loss) per share
Basic earnings (loss) per share (“EPS”), is computed based on the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. In loss periods, basic and diluted loss per share are identical since the effect of potentially dilutive common shares is antidilutive and therefore excluded. Potentially dilutive common shares from equity awards are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercises of equity awards and the average amount of unrecognized compensation expense for equity awards are assumed to be used to repurchase shares.
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
The program allows for the transfer of supplier receivables up to an aggregate outstanding balance of $20.0 million Chinese renminbi (approximately US $2.8 million) through December 25, 2024. As of September 30, 2024, the program has no outstanding balance, and no supplier has transferred their receivables to the Bank of Communications Co., Ltd.
Any transferred suppliers’ account receivable under the program in the future will be included in the outstanding line of credit with the financial institution.
Recently adopted accounting pronouncements
In September 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its program to allow a user of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The amendments in ASU 2022-04 are effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with the exception for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The guidance should be applied retrospectively, except for the amendment on roll-forward information, which should be applied prospectively. In the second quarter of 2024, the Company implemented a supplier financing arrangement and adopted ASU 2022-04. The adoption did not have a material effect on the Company's consolidated financial statements.
Recently issued accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 looks to provide improvements to the segment disclosure by providing users with more decision-useful information about reportable segments in a public entity. The main provisions require a company to disclose, on an annual and interim basis, significant expenses included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales channel mix
Direct sales channel	$39,743	$36,916	$108,612	$100,223
Distributor channel	11,757	11,084	34,365	34,559
Total revenue, net	$51,500	$48,000	$142,977	$134,782

Customer mix
Academia and government *	$21,206	$20,118	$59,849	$55,721
Biotechnology, pharmaceutical, distributor and contract research organizations *	30,294	27,882	83,128	79,061
Total revenue, net	$51,500	$48,000	$142,977	$134,782
Revenue by geographical markets is presented in Note 22.
*In the third quarter of 2024, management identified a misclassification in the Company's historical interim financial statements for the second quarter of 2024 relating to $14.2 million in the disaggregation of revenue by customer mix for the six months ended June 30, 2024. This misclassification impacts only the previously issued historical interim financial statements for the second quarter of 2024. There is no net impact on the total revenue for the three and six months ended June 30, 2024. The Company corrected the error in the third quarter of 2024 and concluded the error was not material to the previously issued interim financial statements.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2024 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,153	$—	$1,153
Service revenue	24,212	14,787	38,999
Total revenue	$25,365	$14,787	$40,152

Contract balances
The following table provides information about receivables, deferred revenue from contracts with customers, and customer deposits (in thousands):

	September 30, 2024	December 31, 2023
Trade accounts receivable	$52,634	$55,928
Contract liabilities:
Deferred revenue	$40,152	$37,827
Customer deposits, which are included in 'Other current liabilities'	1,341	1,438
Total contract liabilities	$41,493	$39,265
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2022	$27,665
Revenue recognized	(36,298)
Revenue deferred	47,898
Balance at December 31, 2023	$39,265
Revenue recognized	(34,735)
Revenue deferred	36,963
Balance at September 30, 2024	$41,493
5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$26,805	$35,718
Work in progress	6,138	10,454
Finished goods	13,857	14,705
Total inventories	$46,800	$60,877
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses:
Prepaid inventory	$56	$292
Prepaid rent	51	255
Prepaid insurance	769	990
Prepaid income tax	7,384	5,813
Other	2,326	2,742
Other current assets:
Tax refund receivable	22	192
Other	2,341	2,230
Total prepaid expenses and other current assets	$12,949	$12,514

Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses:
Accrued compensation and related benefits	$14,170	$13,748
Professional service fees	759	665
Purchases	2,355	1,871
Product warranty	1,955	2,805
Other	1,494	946
Total accrued expenses	$20,733	$20,035
For the product warranty analysis refer to Note 20.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	September 30, 2024	December 31, 2023
Other current liabilities:
Customer deposits	$1,341	$1,438
Income tax payable	396	1,297
Sales and use tax payable	1,342	1,763
Operating lease liability, current	3,529	2,444
Current portion of loan and line of credit	1,997	565
Other	209	396
Total other current liabilities	$8,814	$7,903
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

Description:	September 30, 2024	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
U.S. Treasury	$2,081	$2,081	$—	$—
Money market funds	$124,574	$124,574	$—	$—
Short-term investments:
U.S. Treasury	99,423	99,423	—	—
Commercial paper	16,082	—	16,082	—
Total	$242,160	$226,078	$16,082	$—

Description:	December 31, 2023	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$144,892	$144,892	$—	$—
Short-term investments:
U.S. Treasury	47,366	47,366	—	—
Federal agency securities	35,818	—	35,818	—
Commercial paper	11,927	—	11,927	—
Total	$240,003	$192,258	$47,745	$—
U.S. Treasury securities with final maturities of three months or less are classified as cash equivalents. U.S. Treasury securities with final maturities greater than three months but less than one year are classified as short-term investments.
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of September 30, 2024.
7.    Investments
The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of September 30, 2024 (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$99,322	$106	$(5)	$99,423
Commercial paper	16,053	29		16,082
Total available-for-sale investments	$115,375	$135	$(5)	$115,505
The following table summarizes the contractual maturities of the Company's available-for-sale securities at September 30, 2024 (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Mature in less than one year	$115,375	$115,505
Total	$115,375	$115,505

The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$47,347	$19	$—	$47,366
Federal agency securities	35,840	—	(22)	35,818
Commercial paper	11,937	—	(10)	11,927
Total available-for-sale investments	$95,124	$19	$(32)	$95,111

The following table summarizes the contractual maturities of the Company's available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Mature in less than one year	$95,124	$95,111
Total	$95,124	$95,111
8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$11,517	$9,472
Leasehold improvements	3,173	3,623
Building and land	8,081	7,653
Construction in progress	206	256
Office and computer equipment	1,447	1,235
Furniture and fixtures	2,108	2,086
Total property and equipment	26,532	24,325
Less: accumulated depreciation	(8,024)	(5,920)
Property and equipment, net	$18,508	$18,405
Total depreciation expense for the three and nine months ended September 30, 2024 was $0.9 million and $2.6 million, respectively. Total depreciation expense for the three and nine months ended September 30, 2023 was $0.9 million and $2.0 million, respectively.
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
During the year ended December 31, 2023, the Company recorded the following changes as a result of measurement period adjustments to the fair value of the initial assets:
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
The results of operations for the FCI Business are included in the consolidated financial statements of the Company from the date of the acquisition.
10.    Goodwill and intangible assets, net
The following table shows the components of intangible assets, net (in thousands):

	September 30, 2024	December 31, 2023
Patents and trademarks	$884	$638
Trade name	3,772	3,823
IP license	10,636	10,636
Customer relationships	10,800	10,800
Reagent license	1,800	1,800
Total intangible assets	27,892	27,697
Less: accumulated amortization	(7,400)	(4,613)
Intangible assets, net	$20,492	$23,084
Total amortization expense for the three and nine months ended September 30, 2024 was approximately $0.9 million and $2.8 million, respectively. Total amortization expense for the three and nine months ended September 30, 2023 was approximately $0.9 million and $2.4 million, respectively.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning with the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.1 million and $0.5 million of interest expense for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.3 million of interest expense for the three and nine months ended September 30, 2023, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $19.6 million and $19.0 million as of September 30, 2024 and December 31, 2023, respectively, and will record licensing expense in future periods.
The following table shows the components of the legal settlement liability (in thousands):

	September 30, 2024	December 31, 2023
Current:
Legal settlement liability	$2,496	$2,561
Noncurrent:
Legal settlement liability	17,066	16,477
Total legal settlement liability	$19,562	$19,038
12.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan was denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi's name, but the use of such account was restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of September 30, 2024, the total loan amount left is $1.8 million. The current portion of the loan, $0.6 million, is included in other current liabilities. The fixed interest rate on the loan was 4.5%.
On January 16, 2024, the Company signed a maximum credit agreement with Bank of Communications, China for 40 million Chinese renminbi (approximately US $5.7 million). This credit is collateralized by the Wuxi building purchased in November 2023. 20 million Chinese renminbi (approximately US $2.8 million) under the credit agreement serves as collateral for the Wuxi Loan. The remaining 20 million Chinese renminbi (approximately US $2.8 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. The line of credit is available from December 25, 2023 to December 25, 2024.
On February 28, 2024, based on the above mentioned line of credit, Cytek Wuxi entered into a one year loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by the building purchased by Cytek Wuxi in November 2023. The total loan amount was 10 million Chinese renminbi (approximately US $1.4 million) and the interest rate is fixed at 3.45%. The loan effective term is February 28, 2024 to February 28, 2025. The interest expenses are paid on a monthly basis. The loan will be used for operating expenses. The current portion of the line of credit loan of 10 million Chinese renminbi (approximately US $1.4 million) is included in other current liabilities.
13.    Common stock
As of September 30, 2024, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Board of Directors and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of September 30, 2024, the

Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
On May 17, 2023, the Board of Directors approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended December 31, 2023, the Company repurchased 5,332,769 shares of its outstanding common stock for a total cost of approximately $34.6 million at an average price per share of $6.49. During the twelve months ended December 31, 2023, the Company repurchased 6,613,780 shares of its outstanding common stock for a total cost of approximately $44.0 million at an average price per share of $6.66. The commissions costs related with the repurchases were $0.1 million for both the three months and twelve months ended December 31, 2023. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2023.
On June 6, 2024, the Board of Directors approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. The program will end on December 31, 2024. During the three months ended September 30, 2024, the Company repurchased 2,194,355 shares of its outstanding common stock for a total cost of approximately $11.9 million at an average price per share of $5.41. As of September 30, 2024, the Company has a remaining authorized amount of $35.4 million in the repurchase program.
To date, pursuant to the Company repurchase programs, the Company has purchased an aggregate of 9,252,454 shares of its outstanding common stock for a total cost of approximately $58.6 million at an average price per share of $6.33. The repurchase programs were used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2023 and September 30, 2024, the Company accrued $0.3 million and $0.4 million in excise taxes related with its share repurchases. As of September 30, 2024, these excise taxes are still outstanding.
14.    Stock-based compensation plan
Stock Plans
As of September 30, 2024, the Company had three stock-based compensation plans (the “Plans”) which are described below.
2015 Equity Incentive Plan
In March 2015, the Board approved the 2015 Equity Incentive Plan (the “2015 Plan”), which provided for the granting of stock options to employees, directors and consultants of the Company. As of the effective date of the 2021 Plan described below, the 2015 Plan was terminated and no further equity awards may be granted pursuant to the 2015 Plan. Outstanding stock options granted under the 2015 Plan will continue to be governed by the provisions of the 2015 Plan until expiration or exercise, whichever is earlier.
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the Company's initial public offering (the “IPO”). Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of September 30, 2024, the total number of shares of common stock available for issuance under the 2021 Plan was 22,156,380 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the nine months ended September 30, 2024, 210,496 shares were issued pursuant to purchases under the ESPP. As of September 30, 2024, the total number of shares of common stock available for issuance under the ESPP was 5,298,874 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2023	7,219,702	$8.74	6.90	$23,574
Options granted	1,916,670	6.86
Options exercised	(560,505)	1.56
Options forfeited	(315,297)	9.54
Options expired	(141,740)	15.79
Balance as of September 30, 2024	8,118,830	$8.64	6.87	$9,844
Options exercisable as of September 30, 2024	5,279,627	$8.24	5.91	$9,771
The weighted-average grant date fair value of options granted during the three months ended September 30, 2023 was $4.91 per share. No options were granted during the three months ended September 30, 2024. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 were $4.61 and $6.64 per share, respectively.
There was $17.6 million and $24.1 million of unrecognized stock-based compensation expense related to unvested stock options as of September 30, 2024 and 2023, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.40 years and 2.12 years as of September 30, 2024 and 2023, respectively.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of September 30, 2024.

RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2023	2,608,257	$10.88	1.51	$23,787
Granted	3,466,060	6.93
Vested	(986,704)	9.75
Forfeited	(459,216)	9.22
Unvested balance at September 30, 2024	4,628,397	$8.33	1.57	$25,641
There were $36.3 million and $29.0 million of unrecognized stock-based compensation expense related to unvested RSU awards as of September 30, 2024 and 2023, respectively. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3.01 years and 3.21 years as of September 30, 2024 and 2023, respectively.
Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of sales	$1,154	$829	$3,298	$2,389
Research and development	1,659	1,739	4,658	4,978
Sales and marketing	1,266	1,085	3,554	3,191
General and administrative	2,974	2,105	8,335	5,821
Total stock-based compensation	$7,053	$5,758	$19,845	$16,379
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Expected term (in years)	0	6.02	6.0	5.96
Expected volatility	—%	73%	73%	71%
Risk-free interest rate	—%	4%	4%	4%
Dividend yield	—	—	—	—
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	63%	67%	60%	75%
Risk-free interest rate	5%	5%	5%	5%
Dividend yield	—	—	—	—
15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan that covers substantially all of its employees (the “401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $433,036 and $1,417,061 for the three and nine months ended September 30, 2024, respectively. The Company’s contributions to the 401(k) Plan were approximately $469,000 and $1,238,000 for the three and nine months ended September 30, 2023, respectively.
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
The Company's effective income tax rate from continuing operations was 2.1% and 11.0% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2024 is lower than the U.S. federal statutory tax rate due to the impact of non-deductible stock-based compensation and the Company's mix of earnings and losses between various taxing jurisdictions, partially offset by a deduction for foreign-sourced income and federal and state research credits. The effective income rate for the nine months ended September 30, 2023 was lower than the U.S. federal statutory tax rate primarily due to state income taxes, and non-deductible stock-based compensation, partially offset by a deduction for foreign-sourced income, and federal and state research credits.
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
Components of our results of operations:
Income Taxes:
The Company's benefit from income taxes consists primarily of provision for federal taxes and local taxes in the United States as well as foreign taxes. Any changes in the United States and foreign taxation of our activities may increase the Company's overall provision for income taxes in the future.
Results of operations:

The following table displays the (benefit from) provision for income taxes for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Change
	2024	2023	Amount	%

(Benefit from) provision for income taxes	$(784)	$2,271	$(3,055)	(135)%

	Nine months ended September 30,		Change
	2024	2023	Amount	%

(Benefit from) provision for income taxes	$(360)	$(2,169)	$1,809	(83)%
Benefit from income taxes was $0.8 million for the three months ended September 30, 2024, as compared to a provision for income taxes of $2.3 million for the three months ended September 30, 2023. The net change of $3.1 million for the three months ended September 30, 2024 was primarily due to the reversal in the three months ended September 30, 2023 of the tax benefit from the six months ended June 30, 2023 due to a lower effective tax rate for the nine months ended September 30, 2023, and in the three months ended September 30, 2024 an adjustment to tax expense to account for the settlement price of restricted stock units settled in the quarter being lower than the grant price.
Benefit from income taxes was $0.4 million for the nine months ended September 30, 2024, as compared to a benefit from income taxes of $2.2 million for the nine months ended September 30, 2023. The net decrease in tax benefit of $1.8 million for the nine months ended September 30, 2024 is primarily due to a lower projected loss and lower R&D credits in 2024 which caused a reduction in the effective tax rate.
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
The Company leases office facilities and equipment from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 7.25 years. Some leases include one or more options to renew, generally at the Company's sole discretion, with renewal terms that can extend the lease term up to 5 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants. The Company was a sub-lessor in an agreement with a term of 3 years that ended in March 2024.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Operating lease cost	$2,390	$2,388
Short-term lease cost	580	639
Total lease cost	$2,970	$3,027
For the three and nine months ended September 30, 2024, sublease income was $0 and $57,000 recorded as other income.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$2,495	$2,412

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,637	$—
Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$10,124	$10,853
Included in other current liabilities:
Operating lease liabilities, current	$3,529	$2,444
Operating lease liabilities, noncurrent	7,756	9,479
Total operating lease liabilities	$11,285	$11,923

Weighted-average remaining lease term - operating leases:	3.73	4.68

Weighted-average discount rate - operating leases:	3.1%	2.7%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2024 is as follows (in thousands):

2024 (excluding the nine months ended September 30, 2024)	$913
2025	3,659
2026	2,504
2027	2,315
2028	2,047
Thereafter	348
Total lease payments	$11,786
Less imputed interest	(501)
Total present value of lease liabilities	$11,285
18.    Commitments and contingencies
Purchase Obligations
The Company has entered into non-cancelable arrangements with third parties, primarily related to cloud computing and other information technology services. As of September 30, 2024, future payments under these contractual obligations were as follows (in thousands):

2024 (excluding the nine months ended September 30, 2024)	$477
2025	2,125
2026	1,969
2027	902
Total Purchase Obligations	$5,473
Legal proceedings
From time to time, the Company is involved in legal proceedings and claims. On August 14, 2024, Beckman Coulter, Inc. (“Beckman Coulter”) sued the Company in federal court in the District of Delaware, alleging that the Company's Aurora, Northern Lights and Northern Lights-CLC flow cytometers and Aurora CS cell sorters infringe U.S. Patent Nos. 10,330,582 and 11,703,443, each titled “Flow Cytometer ” On October 7, 2024, the Company filed an answer denying any liability and including a counterclaim against Beckman Coulter for false patent marking. On October 28, 2024, Beckman Coulter filed an answer to the counterclaim, denying liability. A case schedule has not been entered yet. The Company intends to vigorously defend itself and pursue the counterclaim.
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
In March 2021, the Company purchased an additional $688,000 of common stock of Cytek Japan and TOMY purchased an additional $229,000 of common stock of Cytek Japan. The Company’s interest in Cytek Japan increased from 50% to 73% giving the Company a controlling interest. The Company consolidated Cytek Japan as of March 31, 2021.
The Company recognized net assets of $1.1 million, consisting primarily of $1.0 million cash. The Company recorded a noncontrolling interest of $315,000 on the unaudited interim consolidated financial statements as of March 31, 2021.
In January 2023, the Company purchased an additional $235,000 of common stock of Cytek Japan. Cytek Japan became a wholly-owned subsidiary of the Company.
20.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Balance, beginning of the period	$2,805	$2,126
Accrual for current year warranties	797	3,540
Warranty cost incurred	(1,648)	(2,861)
Balance, end of period	$1,954	$2,805
21.    Net income (loss) per share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023 (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$941	$(6,456)	$(15,663)	$(17,651)
Net income (loss) attributable to common stockholders, basic and diluted	$941	$(6,456)	$(15,663)	$(17,651)

Denominator
Weighted-average common shares outstanding, basic	131,003,744	136,173,278	131,121,301	135,862,905
Effect of employee stock plans	1,781,808	—	—	—
Weighted-average common shares outstanding, diluted	132,785,552	136,173,278	131,121,301	135,862,905

Net income (loss) attributable to common stockholders per share, basic	$0.01	$(0.05)	$(0.12)	$(0.13)
Net income (loss) attributable to common stockholders per share, diluted	$0.01	$(0.05)	$(0.12)	$(0.13)
For the three months ended September 30, 2024, diluted EPS includes the impact of outstanding RSUs, and stock options, while shares from the ESPP were excluded due to their anti-dilutive effect. The basic weighted average shares outstanding were 131,003,744. The treasury stock method was applied to add 1,754,814 shares from stock options and 26,994 shares from RSUs.
Stock-based compensation awards of approximately 9.4 million and 6.2 million equivalent shares for the nine months ended September 30, 2024 and September 30, 2023, respectively, were outstanding but were not included in the computation of the diluted net loss per share attributable to common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.

22.    Geographic areas
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	$24,353	$26,789	$68,104	$74,948
EMEA	17,231	12,922	46,131	33,469
APAC	8,937	6,757	24,272	22,073
Other	979	1,532	4,470	4,292
Total revenue, net	$51,500	$48,000	$142,977	$134,782
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For the three and nine months ended September 30, 2024 and 2023, the Company had no major customers.

As of September 30, 2024 and December 31, 2023, the Company’s long-lived assets by geographic area were as follows (in thousands):

	September 30, 2024	December 31, 2023

United States	$8,653	$8,814
EMEA	548	325
APAC	9,306	9,266
Total	$18,507	$18,405
As of September 30, 2024 and December 31, 2023, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.

23.    Subsequent Events
Credit Agreement
On October 24, 2024, the Company signed a maximum credit agreement with Bank of China, Wuxi Branch, for 37 million Chinese renminbi (approximately US $5.2 million). This credit is collateralized by the Cytek Wuxi's cash deposit to the bank. The 37 million Chinese renminbi (approximately US $5.2 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. The line of credit is available from October 24, 2024 to September 22, 2025.
Acquisition
On October 28, 2024, the Company completed the acquisition of substantially all of the assets of Cytometric Engineering Ltd. (d.b.a. FlowCEL) for a purchase price of $1.3 million. The acquisition included certain receivables, inventory assets, services contracts, and two rental facilities. The acquisition was accounted for as a business acquisition in accordance with ASC 805.

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
Our core FSP systems, the Cytek Aurora and Northern Lights flow cytometers, deliver high-resolution, high-content and high-sensitivity cell analysis and addresses the inherent limitations of other technologies by providing a higher level of multiplexing with exquisite sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Additionally, our Cytek Aurora cell sorter (“Aurora CS”) leverages our FSP technology to further broaden our potential applications across cell analysis. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed our instruments to customers around the world, including pharmaceutical companies, biopharma companies, academic research centers, and clinical research organizations (“CROs”).
On February 28, 2023, we completed the acquisition of certain assets (the “FCI Acquisition”) relating to the flow cytometry and imaging business of Luminex Corporation (“Luminex”), including relating to the business of manufacturing, marketing, selling, servicing and maintaining Amnis- and Guava-branded instruments, and flow cytometry reagent products and services (the “FCI Business”). The acquired FCI Business includes conventional flow and image-based flow cytometry instrumentation and related products and services (the “FCI Products”), which provide insights into all facets of cellular phenotypes and morphology. The acquisition supports our plan to develop new products and capabilities with flow cytometry and imaging technology, expand our reach and offerings into customer sectors previously underserved, and increase the efficiency of our operations.
We manufacture our instruments in our facilities in Fremont, California; Wuxi, China; and Seattle, Washington. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.
Total revenue for the three and nine months ended September 30, 2024 was $51.5 million and $143.0 million, respectively, representing a 7% increase and a 6% increase, respectively, compared to total revenue for the three and nine months ended September 30, 2023 of $48.0 million and $134.8 million, respectively. Total revenue for the three months ended September 30, 2024 increased compared to total revenue for the three months ended September 30, 2023 primarily due to higher product revenue resulting from higher product sales in Europe, the Middle East and Africa (“EMEA”) and Asia and Pacific countries (“APAC”), particularly in the biotechnology and pharmaceutical market sector. The increase in total revenue for the nine months ended September 30, 2024 compared to total revenue for the nine months ended September 30, 2023 was due to higher service revenue as a result of a larger installed base of instruments generating service contracts and other service revenue, partially offset by lower product revenue in the period.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 77% and 76% of total revenue for the three and nine months ended September 30, 2024, respectively, and 77% and 74% for the three and nine months ended September 30, 2023, respectively. Revenue from distributors represented 23% and 24% of total revenue for the three and nine months ended September 30, 2024 and 23% and 26% for the three and nine months ended September 30, 2023.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $9.9 million and $29.7 million for the three and nine months ended September 30, 2024, respectively, and $11.2 million and $33.3 million three and nine months ended September 30, 2023, respectively. While research and development expense was slightly lower in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, we intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $12.4 million and $37.2 million for the three and nine months ended September 30, 2024, respectively, and $12.1 million and $37.6 million for the three and nine months ended September 30, 2023, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net income (loss) was $0.9 million and $(15.7) million for the three and nine months ended September 30, 2024, respectively, and our net loss was $6.5 million and $17.7 million for the three and nine months ended September 30, 2023, respectively. The increase in net income (loss) for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 resulted primarily from a lower loss from operations compared to the prior period, a foreign exchange gain compared to a loss in the prior period and a tax benefit compared to a tax expense in the prior period. The decrease in net loss for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a lower loss from operations and lower interest expense, offset by lower interest income and lower net other income due to foreign exchange losses.
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
Revenue mix and gross margin
Our revenue is primarily derived from sales of our instruments and services. Although we expect sales of our instruments to continue to represent the largest percentage of our revenue in the future, we expect service revenues to increase as a percentage of our total revenue as we grow our installed base. We expect a higher gross margin on our instruments as we increase the scale of our manufacturing operations as revenue grows and improve manufacturing efficiency. Our sales in certain regions outside of the United States, are realized through third-party distribution partners that typically receive discounted prices, thus resulting in lower gross margins than those recognized by our direct sales organization. Furthermore, our gross margins and instrument selling prices may fluctuate in the future as we continue to grow our volume of third-party distribution partners in geographies outside of the United States, introduce new products and reduce our production costs and as a result of variability in the timing of new product introductions.
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
Expansion into new markets
We focus our research and development efforts on the greatest value-additive products to meet the growing and unmet needs of the research and clinical markets. We work closely with researchers, clinicians and scientists to optimize and implement new panels and applications to meet their specific needs. We also gain valuable insight on potential new products, new applications and enhancements to existing products, as well as biomarker combinations that would be beneficial in different fields, through collaborations with our customers, academic laboratories, key opinion leaders and industry partners. We plan to continue to invest in new product development and enhancements to support our expansion into new markets.
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

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Dollar Change	2024	2023	Dollar Change
(In thousands)
Sales channel mix:
Direct sales channel	$39,743	$36,916	$2,827	$108,612	$100,223	$8,389
Distributor channel	11,757	11,084	673	34,365	34,559	(194)
Total revenue, net	$51,500	$48,000	$3,500	$142,977	$134,782	$8,195
Customer mix:
Academia and government *	$21,206	$20,118	$1,088	$59,849	$55,721	$4,128
Biotechnology, pharmaceutical, distributor and CRO *	30,294	27,882	2,412	83,128	79,061	4,067
Total revenue, net	$51,500	$48,000	$3,500	$142,977	$134,782	$8,195
Distributors typically sell to end customers identified in other customer categories.
*In the third quarter of 2024, management identified a misclassification in the Company's historical interim financial statements for the second quarter of 2024 relating to $14.2 million in the disaggregation of revenue by customer mix for the six months ended June 30, 2024. This misclassification impacts only the previously issued historical interim financial statements for the second quarter of 2024. There is no net impact on the total revenue for the three and six months ended June 30, 2024. The Company corrected the error in the third quarter of 2024 and concluded the error was not material to the previously issued interim financial statements.
Known Trends, Events and Uncertainties
Recent inflation trends may adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs may adversely affect our operating results. Many economists suggest that we should expect a higher recession risk to continue in the near term, which could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with future public health crises, the ongoing conflict between Russia and Ukraine, conflict in the Middle East or liquidity concerns at, and failure of, banks and other financial institutions.
Many of our pharmaceutical and biotech customers based in the United States have been impacted by macro-economic uncertainties related to the weakening economy, liquidity concerns in the broader financial services industry, such as those caused by recent banking failures, disruptions to and volatility in the credit and equity markets, and rising interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the nine months ended September 30, 2024, and may adversely affect our operating results in the future.
Components of our results of operations
Total revenue, net
We currently generate our total revenue, net from product revenue and service revenue.
Product. Our product revenue primarily consists of sales of our instruments, including the Cytek Aurora, Northern Lights, Aurora CS, Amnis and Guava systems; instrument accessories, such as loaders; and consumables, such as reagents. We offer multiple versions of our FSP systems with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.
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
Product. Cost of sales associated with our products primarily consists of manufacturing-related costs incurred in the production process, inventory write-downs, warranty costs, third party royalty costs, personnel and related costs, costs of component materials, overhead, packaging and delivery and depreciation expense.
Service. Cost of sales associated with our services primarily consists of personnel and related costs, expenses related to product replacements, product updates and qualification validation of our products, and depreciation expense.
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
Operating expenses
Our operating expenses are primarily comprised of research and development, sales and marketing, general and administrative expenses, depreciation and amortization, and related overhead.
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

Results of operations
Comparison of the three and nine months ended September 30, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
The following table sets forth our consolidated results of operations and comprehensive loss data for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Revenue, net:
Product	$39,544	$38,441	$108,242	$110,065
Service	11,956	9,559	34,735	24,717
Total revenue, net	51,500	48,000	142,977	134,782
Cost of sales:
Product	17,490	16,205	50,044	45,557
Service	5,005	4,617	15,479	12,847
Total cost of sales	22,495	20,822	65,523	58,404
Gross profit	29,005	27,178	77,454	76,378
Operating expenses:
Research and development	9,882	11,171	29,679	33,282
Sales and marketing	12,429	12,076	37,240	37,587
General and administrative	10,942	10,351	34,044	33,217
Total operating expenses	33,253	33,598	100,963	104,086
Loss from operations	(4,248)	(6,420)	(23,509)	(27,708)
Other income (expense):
Interest expense	(119)	(595)	(694)	(1,677)
Interest income	1,433	1,622	4,208	4,965
Other income, net	3,091	1,208	3,972	4,600
Income (loss) before income taxes	157	(4,185)	(16,023)	(19,820)
(Benefit from) provision for income taxes	(784)	2,271	(360)	(2,169)
Net income (loss)	941	(6,456)	(15,663)	(17,651)
Foreign currency translation adjustment, net of tax	101	165	1,232	(856)
Unrealized gain (loss) on marketable securities	195	15	144	(26)
Net comprehensive income (loss)	$1,237	$(6,276)	$(14,287)	$(18,533)
Total revenue, net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Revenue, net:
Product	$39,544	$38,441	$1,103	3%	$108,242	$110,065	$(1,823)	(2%)
Service	11,956	9,559	2,397	25%	34,735	24,717	10,018	41%
Total revenue, net	$51,500	$48,000	$3,500	7%	$142,977	$134,782	$8,195	6%

Total revenue increased by $3.5 million to $51.5 million, or 7%, and by $8.2 million, or 6%, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. The increase in total revenue for the three months ended September 30, 2024 compared to total revenue for the three months ended September 30, 2023 was due to higher service and product revenue. The increase in total revenue for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to higher service revenue and an additional two months of revenue from the FCI Acquisition, which closed on February 28, 2023.
Product revenue increased by $1.1 million to $39.5 million, or 3%, and decreased by $1.8 million to $108.2 million, or 2%, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. The increase for the three month period was primarily due to higher instrument sales in the EMEA and APAC regions, offset by lower instrument sales in the United States. The decrease for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily related to lower instrument sales in the United States, partially offset by an increase in instrument sales in the EMEA and APAC regions.
Service revenue increased by $2.4 million to $12.0 million, or 25%, and by $10.0 million to $34.7 million, or 41%, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily due to growth in the installed base of instruments as compared to prior year periods which drove growth in both service contract revenue and other service revenue.
Total cost of sales, gross profit and gross margin

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Cost of sales:
Product	$17,490	$16,205	$1,285	8%	$50,044	$45,557	$4,487	10%
Service	5,005	4,617	388	8%	15,479	12,847	2,632	20%
Total cost of sales	$22,495	$20,822	$1,673	8%	$65,523	$58,404	$7,119	12%
Gross profit	29,005	27,178			77,454	76,378
Gross margin	56%	57%			54%	57%
Total cost of sales increased by $1.7 million, or 8%, and by $7.1 million, or 12%, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. The increase in product cost of sales for the three months ended September 30, 2024 was primarily driven by the increase in product revenue, higher material cost associated with the amortization of the standard cost revaluation in January 2024 and higher scrap expense and excess and obsolete inventory expense, offset by lower manufacturing overhead expense. The increase in product cost of sales for the nine months ended September 30, 2024 was primarily due to higher inventory adjustments of a one-time nature in the three months ended March 31, 2024 arising from the integration of Luminex inventories, higher material costs due to the factors described above and higher manufacturing overhead. Service cost of sales for the three and nine months ended September 30, 2024 increased compared to the prior year period due to higher service headcount, travel, and contractor expense. Service cost of sales increased at a lower rate than service revenue in the three and nine months ended September 30, 2024 due to higher service labor productivity, lower material costs relative to revenue and improved absorption of overhead costs.
Total gross margin was 56% and 57% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and 54% and 57% for the nine months ended September 30, 2024 and 2023, respectively. Total gross margin decreased for the three months ended September 30, 2024 as a result of lower product gross margin due to higher product cost of sales for the reasons described above. This was partially offset by higher service gross margin driven by higher service revenue, higher service labor productivity and improved absorption of overhead costs. Gross margin decreased for the nine months ended September 30, 2024 due to lower product gross margin as a result of higher product cost of sales for the reasons described above. Gross margin depends on many factors, including market conditions that might affect our pricing, services, product mix changes between instrument configurations, excess and obsolete inventories, our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Product:
Revenue	$39,544	$38,441	$1,103	3%	$108,242	$110,065	$(1,823)	(2%)
Cost of sales	17,490	16,205	1,285	8%	50,044	45,557	4,487	10%
Product gross profit	$22,054	$22,236	$(182)	(1%)	$58,198	$64,508	$(6,310)	(10%)
Gross margin	56%	58%			54%	59%

Service:
Revenue	$11,956	$9,559	$2,397	25%	$34,735	$24,717	$10,018	41%
Cost of sales	5,005	4,617	388	8%	15,479	12,847	2,632	20%
Service gross profit (loss)	$6,951	$4,942	$2,009	41%	$19,256	$11,870	$7,386	62%
Gross margin	58%	52%			55%	48%
Product revenue increased by 3% for the three months ended September 30, 2024 and decreased by 2% for the nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. Product cost of sales for the three and nine months ended September 30, 2024 increased by 8% and 10%, respectively, as compared to the three and nine months ended September 30, 2023. Product gross profit for the three and nine months ended September 30, 2024 decreased 1% and 10%, respectively, as compared to the three and nine months ended September 30, 2023. The lower product gross margins in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was driven primarily by higher product cost of sales and higher overhead costs. The lower product gross margins in the nine months ended September 30, 2024 compared to the nine month ended September 30, 2023 was a result of higher material costs related to unfavorable inventory adjustments in the three months ended March 31, 2024 arising from the integration of Luminex inventories and higher overhead costs.
Service revenue for the three and nine months ended September 30, 2024 increased 25% and 41%, respectively, as compared to the three and nine months ended September 30, 2023. Service cost of sales for the three and nine months ended September 30, 2024 increased by 8% and 20%, respectively, as compared to the three and nine months ended September 30, 2023. Service gross profit for the three and nine months ended September 30, 2024 increased 41% and 62%, respectively, as compared to the three and nine months ended September 30, 2023. The higher service gross margins in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 were mainly driven by operating efficiencies from higher service labor productivity and improved absorption of overhead costs by leveraging these costs over greater revenues.
Operating expenses
Research and development

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Research and development	$9,882	$11,171	$(1,289)	(12%)	$29,679	$33,282	$(3,603)	(11%)

Research and development expenses were $9.9 million and $29.7 million for the three and nine months ended September 30, 2024, respectively, as compared to $11.2 million and $33.3 million for the three and nine months ended September 30, 2023, respectively. The decrease in research and development expenses for both the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to headcount reductions and to a lesser extent a reduction in engineering expenses.
Our research and development expense may increase in absolute dollars as we continue to develop new products and enhance existing instruments and technologies.

Sales and marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Sales and marketing	$12,429	$12,076	$353	3%	$37,240	$37,587	$(347)	(1%)

Sales and marketing expenses were $12.4 million and $37.2 million for the three and nine months ended September 30, 2024, respectively, as compared to $12.1 million and $37.6 million for the three and nine months ended September 30, 2023, respectively. The decrease in sales and marketing expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease in headcount and personnel-related expenses.
Our sales and marketing expenses may increase in absolute dollars as we expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.
General and administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
General and administrative	$10,942	$10,351	$591	6%	$34,044	$33,217	$827	2%

General and administrative expenses were $10.9 million and $34.0 million for the three and nine months ended September 30, 2024, respectively, as compared to $10.4 million and $33.2 million for the three and nine months ended September 30, 2023, respectively. The increase of $0.6 million in general and administrative expenses in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to an increase in stock-based compensation expense, partially offset by lower outside professional service expense. The increase of $0.8 million in general and administration expenses in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 included increases in stock-based compensation expense, and outside professional services expense, partially offset by a decrease in audit, insurance expense and sales and use tax.
While we are focused on controlling our general and administrative expenses, these may increase in absolute dollars in future periods to provide the infrastructure necessary to support the growth of the business.
Interest expense

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Interest expense	$(119)	$(595)	$476	(80%)	$(694)	$(1,677)	$983	(59%)

Interest expense was $0.1 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, as compared to $0.6 million and $1.7 million, for the three and nine months ended September 30, 2023, respectively. The decrease in interest expense was mainly due to an adjustment to the accretion of the present value of the financial obligation related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest income

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Interest income	$1,433	$1,622	$(189)	(12%)	$4,208	$4,965	$(757)	(15%)

Interest income was $1.4 million and $4.2 million for the three and nine months ended September 30, 2024, respectively, as compared to $1.6 million and $5.0 million for the three and nine months ended September 30, 2023, respectively. The decrease in interest income for the nine months ended September 30, 2024 compared to interest income for the nine months ended September 30, 2023 was the result of lower average balance of cash and cash equivalents due to the funding of the FCI Acquisition on February 28, 2023 and the investment of cash in marketable securities.
Other income, net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
Other income, net	$3,091	$1,208	$1,883	156%	$3,972	$4,600	$(628)	(14%)

Other income, net was $3.1 million and $4.0 million for the three and nine months ended September 30, 2024, respectively, as compared to other income, net of $1.2 million and $4.6 million for the three and nine months ended September 30, 2023, respectively. The increase in other income, net for the three months ended September 30, 2024 was primarily due to net foreign exchange gains of $1.2 million compared to a foreign exchange loss of $0.6 million in the prior year period. The decline in other income for the nine months ended September 30, 2024 was primarily driven by an increase in realized and unrealized foreign exchange losses.
Income Taxes

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(In thousands, except percentages)	2024	2023	Amount	%	2024	2023	Amount	%
(Benefit from) provision for income taxes	$(784)	$2,271	$(3,055)	(135%)	$(360)	$(2,169)	$1,809	(83%)

Benefit from income taxes was $0.8 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, as compared to a provision for income taxes of $2.3 million and benefit from income taxes of $2.2 million for the three and nine months ended September 30, 2023, respectively. The net change of $3.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to the reversal in the three months ended September 30, 2023 of the tax benefit from the six months ended September 30, 2023 due to a lower effective tax rate for the nine months ended September 30, 2023, and an adjustment to tax expense for the three months ended September 30, 2024 to account for the settlement price of restricted stock units settled in the quarter being lower than the grant price. The decrease in tax benefit of $1.8 million for the nine months ended September 30, 2024 was primarily due to lower projected loss and lower projected R&D tax credits in 2024 which caused a reduction in the effective tax rate. Neither of these tax expense and benefit changes had a cash impact on the company.

Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of September 30, 2024 and December 31, 2023, we had approximately $277.8 million and $262.7 million, respectively, in cash and cash equivalents, restricted cash, and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $11.8 million as of September 30, 2024.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$23,382	$(4,231)
Investing activities	(19,541)	(122,960)
Financing activities	(12,182)	(8,058)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,014	(622)
Net decrease in cash, cash equivalents and restricted cash	$(5,327)	$(135,871)
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2024 was $23.4 million due to the non-cash provision for stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and excess and obsolete inventory of $19.8 million, $5.4 million, $2.4 million, and $1.4 million, respectively, partially offset by a gain on investments, accretion and amortization, net of $3.6 million. Additionally, there was a decrease of inventories of $12.8 million and a decrease of trade accounts receivable of $3.9 million. These were partially offset by the usage of cash which included the net loss of $15.7 million, a decrease in accrued expenses and other liabilities of $3.8 million, and an increase prepaid expenses and other assets of $2.1 million.
Net cash used in operating activities for the nine months ended September 30, 2023 was $4.2 million including net loss of $17.7 million. We also incurred non-cash provision for stock-based compensation expense, gain on investments, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities, and excess and obsolete inventory of $16.4 million, $5.3 million, $4.4 million, $2.4 million, $1.3 million, and $0.8 million, respectively. Usage of cash which included a decrease in lease liability of $2.2 million, an increase in inventories of $2.0 million and an increase in the legal settlement liability of $0.4 million. Additionally, there was an increase of trade accounts receivable of $7.6 million, an increase in prepaid expenses and other assets of $2.3 million, an increase in accrued expenses and other liabilities of $0.6 million, an increase in deferred revenue of $7.2 million and an increase of trade accounts payables of $0.01 million.
Investing activities
Net cash used in investing activities during the nine months ended September 30, 2024 was $19.5 million driven by purchases of marketable securities of $166.8 million and the purchase of property and equipment of approximately $2.6 million. This was partially offset by the proceeds from maturities of marketable securities of $150.0 million.
Net cash used in investing activities during the nine months ended September 30, 2023 was $123.0 million driven by purchases of marketable securities of $152.6 million, proceeds from maturities of marketable securities of $78.0 million, purchase of business of $44.9 million, purchase of property and equipment of $3.1 million, and payment of additional investments in Cytek Japan of $0.2 million.
Financing activities
Net cash used in financing activities during the nine months ended September 30, 2024 was $12.2 million driven by the payments for the repurchase of shares of $14.6 million. This was partially offset by the proceeds from a line of credit of $1.4 million, proceeds from our Employee Stock Purchase Plan of $1.0 million, and the proceeds from the issuance of common stock under our equity incentive plans of $0.9 million.
Net cash used in financing activities during the nine months ended September 30, 2023 was $8.1 million driven by the payments for the repurchase of shares of $9.4 million, repayment of loan of $0.4 million, and payment for taxes related to net share settlement of equity awards of $0.3 million. This was offset by the issuance of our common stock under our equity incentive plans of $1.1 million and proceeds from our Employee Stock Purchase Plan of $1.0 million.

Contractual Obligations and Commitments
During the nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on March 13, 2024.

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

Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2024. There were no material changes to our critical accounting policies during the three months ended September 30, 2024.

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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2024, we had approximately $277.8 million in cash and cash equivalents and short-term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short-term commercial paper. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal controls, our disclosure controls and procedures were not effective as of September 30, 2024.

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
Remediation Plan and Status
We remain committed to remediating the control deficiencies that constituted the above material weaknesses by continuing to enhance our internal control over financial reporting. Management has put in place measures aimed at addressing these deficiencies to ensure the material weaknesses are remediated such that these controls are designed, implemented and operating effectively. Throughout the nine months ended September 30, 2024, we have executed, and we will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in legal proceedings and claims. See Note 18 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding legal proceedings.

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
•We and our suppliers are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements. Our products may become subject to more onerous regulation by the U.S. Food and Drug Administration (the “FDA”) or other regulatory agencies in the future, which could increase our costs and delay or prevent sales of our products or commercialization of new products and product enhancements.
•Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of September 30, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the U.S. Securities and Exchange Commission (the “SEC”), in the aggregate, own approximately 46.0% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 41% and 42% of our revenue came from sales to academic and government-owned institutions and 59% and 58% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended September 30, 2024 and 2023, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
We believe that educating notable industry key opinion leaders, representatives of academic and government institutions, clinical research organizations, pharmaceutical companies and clinical laboratories, about the merits and benefits of our products for flow cytometry and cell analysis is one of key elements of increasing the adoption of our products. If these institutions and companies do not adopt our products for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and it will negatively affect our business, financial condition, prospects and results of operations.
Our business currently depends significantly on research and development spending by academic and government-owned institutions, a reduction in which could limit demand for our solutions and adversely affect our business and operating results.
Approximately 41% and 42% of our revenue came from sales to academic and government-owned institutions in the three months ended September 30, 2024 and 2023, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
•natural disasters, political and economic instability, including wars, terrorism and political unrest such as the ongoing war in Ukraine, conflict in the Middle East, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (the “FCPA”), its books and records provisions, or its anti-bribery provisions.
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
We believe our products have potential applications across a wide range of markets and we have targeted certain markets in which we believe our technology has significant advantages, or for which we believe we have a higher probability of success or revenue opportunity. For example, we are committed to developing our platform’s applications within the clinical market, and in particular, within disease detection, diagnosis, and treatment monitoring. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets and use cases for our technology. However, due to the significant resources required for the development of products or services for new markets, we must make decisions on which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets, products or services may not lead to the development of any viable products or services and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to accelerate adoption of our Full Spectrum Profiling (the “FSP”) solutions, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations and prospects.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of September 30, 2024, we had accrued approximately $2.0 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of September 30, 2024, there have been more than 2,150 peer-reviewed articles published, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of their equity awards. Our employees may be more likely to leave us if the equity they own has significantly appreciated in value or if the exercise prices of the options that they hold are significantly below the market price of our common stock.
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
As of September 30, 2024, we had 645 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine, conflict in the Middle East, government actions implemented as a result of either of the foregoing, as well as tensions with and economic uncertainty in China, inflation, rising interest rates and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.
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
We have been, and may become, involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal or state regulatory investigations, securities class actions and other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. See Note 18 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding legal proceedings.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Our sensitive information or sensitive information of our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel’s, or vendors' use of generative artificial intelligence (“AI”) technologies. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators and investors, or to take other actions, such as providing credit monitoring and identity theft protections services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management's attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from purchasing our products and services, and negatively impact our ability to grow and operate our business.
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
In addition, because our product contains metals and electronic components which are purchased from third-party vendors, we are required under rules promulgated by the SEC governing disclosure of the use of “conflict minerals” (tin, tungsten, tantalum and gold) to determine whether those minerals are necessary to the functionality or production of our products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo (the “DRC”), or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for our management and personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures mandated by this rule, which can be perceived by the market to be “negative,” may cause customers to refuse to purchase our products. The cost of compliance with the rule could adversely affect our results of operations.
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
The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, certain Chinese biotechnology companies and contract manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to our Wuxi facility. Such disruption could have adverse effects on the development of our product candidates and our business operations. For example, the proposed BIOSECURE Act recently passed in the U.S. House of Representatives, as well as substantially similar bill in the U.S. Senate, target U.S. government contracts, grants and loans for entities that use equipment and services from certain named Chinese biotechnology companies, and authorizes the U.S. government to name additional Chinese biotechnology companies of concern. The current House version of the BIOSECURE Act provides a grandfathering provision allowing biotechnology equipment and services provided or produced by a biotechnology company of concern under a contract or agreement entered into before the effective date until January 1, 2032. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, companies could lose the ability to contract with, or otherwise receive funding from, the U.S. government if they contract with or continue to use designated biotechnology companies of concern beyond the grandfathering period. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy and security laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information, such as those noted below. The CCPA allows for statutory fines for noncompliance (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these developments increases compliance costs and potential liability with respect to other personal information we maintain about residents in these states.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”) (collectively, “GDPR”) impose strict requirements for processing the personal information of individuals located, respectively within the European Economic Area (“EEA”) and the United Kingdom (“UK”). For example, violations of the GDPR can result in, temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. Other countries outside of Europe have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, which could increase the cost and complexity of delivering our services and operating our business. For example, China’s Personal Information Protection Law (“PIPL”) broadly regulates data privacy and security practices and imposes strict requirements for processing personal information. As another example, Canada has enacted the Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, which broadly regulate the Processing of personal information and impose compliance obligations and penalties comparable to those of European data privacy and security laws. Complying with these and other similar laws and regulations (to the extent applicable) may cause us to incur substantial operational costs or require us to change our business practices, and could lead to material fines, penalties and liability.
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
Our obligations related to data privacy and security (and consumers' data privacy and security expectations) are quickly changing in an increasingly stringent fashion and creating regulatory uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations which could impact our compliance posture and business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight, bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our business model or operations.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, (the “HITECH Act”) and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•various state laws govern the privacy and security of personal information, including the California Consumer Protection Act (“CCPA”) which became effective January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches;
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
Including rights acquired in connection with the FCI Acquisition, as of September 30, 2024, we own 35 issued U.S. utility patents, ten issued Japan utility patents, seven issued European utility patents, three issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 65 pending utility patent applications, including 42 utility patent applications in the United States, two international utility patent applications, nine utility patent applications in the European Union, eight utility patent applications in China, and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of September 30, 2024, our Shanghai subsidiary owns 13 issued utility patents and eight issued invention patents and has two pending invention patent applications, and our Wuxi subsidiary owns 39 issued patents and has eight pending patent applications, including three pending utility model patent applications and five pending invention patent applications.
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
The flow cytometry industry is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, we have been and could become subject to intellectual property-related litigation and proceedings relating to our or third-party intellectual property and proprietary rights. See Note 18 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding legal proceedings. Such litigation and proceedings may cause us to incur significant expense, including the payment of damages, settlement payments and/or royalty payments. For example, in February 2018, BD filed suit against us and certain of our employees in the United States District Court for the Northern District of California asserting a number of claims against us, including misappropriation of trade secrets and copyright infringement. In October 2020, we entered into a settlement agreement with BD resulting in a dismissal of all claims and a release of all claims between the parties. Pursuant to the settlement agreement with BD, we are required to make certain payments to BD, including royalty payments on sales of certain of our products.
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
Competitors may infringe our patents, or the patents of any future licensing partners. In addition, we have been and may in the future be required to defend against claims of infringement. In an infringement proceeding, a court may decide that our patent is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover such technology. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.
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
Based on the number of shares of common stock outstanding as of September 30, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 46.0% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel have devoted and will continue to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The additional costs we incur as a public company could negatively affect our business, financial condition and results of operations.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information with respect to the shares of the Company's common stock repurchased during the three months ended September 30, 2024:

	Total number of shares repurchased	Average price paid for share	Total number of shares purchased as part of publicly announced plans or programs (1)	Remaining dollar value that may yet be purchased under the plans or programs
July 1 – July 31, 2024	—	—	—	—
August 1 – August 31, 2024	1,113,843	5.45	8,171,942	$41,500,000
September 1 – September 30, 2024	1,080,512	5.37	9,252,454	$35,400,000
Total	2,194,355	6.33	9,252,454	$35,400,000
(1) On June 6, 2024, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. The repurchase program will expire on December 31, 2024.
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

Cytek Biosciences, Inc.

Date: November 6, 2024	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)