Form 10-K
period 2024-12-31
Cytek Biosciences, Inc.
filed 2025-02-28
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $670 million, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 17, 2025 was 128,097,379.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

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
•general economic and market conditions, including as a result of infectious disease outbreaks, seasonal demands, regulatory matters, economic recessions or slowdowns, the ongoing war in Ukraine, conflict in the Middle East and the general inflationary environment;
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
“Cytek,” “Cytek Aurora,” “Northern Lights,” “NL-CLC,” “Cytek Orion,” “Amnis,” “Guava,” “ImageStream,” “Muse,” “easyCyte,” “Tonbo,” “cFluor,” “SpectroFlo,” “SpectroPanel,” “SpectroPrep,” “InCyte,” “GuavaLink,” “IDEAS,” “Similarity,” “Complexity,” “FSP,” “Full Spectrum Profiling,” “ESP,” “Enhanced Small Particle” and “DxP Athena” are trademarks of the Company. All other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, the trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

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
Biological systems are highly complex, and scientists are challenged by the multitude of questions that remain unanswered. Analysis at the single-cell level is essential to understand these complex systems. Identifying the correct cell in the context of a given biological question can have profound implications for drug development and health care decisions. It is essential to correlate information derived from multiple cell analysis approaches and to translate what is known at the gene level to the actual cell function. As a result, there is growing demand for deep content through high dimensional cell analysis and for solutions that can provide a complete picture of cellular biological processes and interactions. To achieve this, scientists need to phenotype and isolate rare events or unique populations down to the single-cell level through highly resolvable multi-dimensional cell analysis. While flow cytometry is a widely used tool for single cell analysis, conventional flow cytometry, mass cytometry and early approaches to spectral flow cytometry technologies have historically been challenged due to limited dimensionality, sub-optimal resolution, low throughput, high cost for performance and/or significant technical expertise required to operate systems.
Full Spectrum Profiling™ (FSP®) Technology
Our patented FSP technology optimizes sensitivity and accuracy through its unique optical and electronic designs that utilize an innovative method of light detection and distribution to a specifically selected number and type of detectors. This patented optics design enables researchers to effectively collect the full range of light emissions in an extremely compact space, resulting in higher resolution and enabling the development of highly complex assays with 50 different colors (individual fluorochromes), supporting 50 biomarkers within just a single tube.
Our FSP cell analyzers, the Cytek Aurora™ and Northern Lights™ systems, deliver high-resolution, high-content and high-sensitivity cell analysis and address the inherent limitations of other technologies by providing a higher level of multiplexing with exquisite sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Additionally, our Cytek Aurora cell sorter (“Aurora CS system”) leverages our FSP technology to further broaden our potential applications across cell analysis by enabling the same number of parameters with the same sensitivity as the Cytek Aurora cell analyzer system. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo® software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers.
Since our first U.S. commercial launch in mid-2017 through December 31, 2024, we have sold and deployed our instruments to customers around the world, including pharmaceutical companies, biopharma companies, academic research centers, and clinical research organizations (“CROs”). Our solutions have enabled researchers to make significant scientific advances in key areas of medical discovery (such as oncology, immunology and infectious diseases) in addition to empowering improved downstream cell analysis with complementary cell analysis technologies (such as next-generation sequencing (“NGS”)). We believe that our innovative FSP and targeted cell isolation technology has the potential to accelerate scientific discovery and have a profound impact on the understanding of cell biology, immunotherapy, and targeted therapeutic approaches (personalized medicine). Further, there has been a meaningful increase in the number of publications generated to showcase our technology, with more than 2,300 peer-reviewed articles published since our first commercial launch in 2017, including many prominent journals, across a wide range of applications including oncology, infectious diseases, immunology, immunotherapy and immuno-oncology.
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
•Deep, high integrity content: allow development of highly complex assays through access to 50 different colors and, thus, supporting 50 biomarkers in a single tube without sacrificing precision and throughput to gain a deeper understanding of biological systems and arrive at faster and more accurate diagnoses in clinical settings.

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
•Integrated and intuitive: provide fully integrated workflows through a suite of solutions that include instruments, accessories, reagents and kits, software and services. Our proprietary tools and the intuitive functionality of our proprietary SpectroFlo software coupled with a user-friendly interface allow for enhanced ease-of-use and minimal operator training.
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
Amnis instruments and applications are important tools in the investigation of cell morphology, intracellular translocation and cell-cell interaction in a variety of research areas, including immunology, neurobiology, stem cell research and cell biology. The addition of Guava flow cytometers expands our core instrument offerings, adding cost-effective, entry-level and personal instrument options with microcapillary-based fluidics for cell analysis. The Guava microcapillary-based flow cytometers are mainly adopted by entry to mid-range flow cytometry users who are looking for easy-to-use and cost-effective solutions for applications, such as cell counting, cell biology and lower-plex immunophenotyping. The FCI Acquisition supports our plan to develop new products and capabilities with flow cytometry and imaging technology, expand our reach and offerings into customer segments previously underserved, and increase the efficiency of our operations.
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
•Our global scale and reach.
We believe the combination of our people and our global reach will enable us to continue to execute our growth strategies, stay ahead of competition and remain at the forefront of innovation in cell analysis. Our leadership team has extensive track records in the life sciences and technology sectors. As of December 31, 2024, our multidisciplinary group of over 648 employees includes employees with expertise across optics, electronics, fluidics, computer sciences, chemistry, biology, and medical sciences. Our worldwide commercial team of 244 employees and our research and development team of 164 employees have significant expertise, industry experience and collaborative relationships with key opinion leaders (“KOLs”), industry leaders, innovators and potential customers.
We have a long history of providing high-quality and efficient customer service and our product development efforts reflect our deep understanding of our customers’ needs. One of our key differentiators is our customer-facing technical team, which collaborates closely with our customers to identify and find solutions for unmet needs across the market. We also collaborate closely with KOLs, generating relevant data and publications to demonstrate not only the feasibility, but also the quality of our approach. We plan to continue executing on our growth strategy by driving adoption of our solutions, inspiring innovation, investing in integrated workflow solutions, and driving application development and adoption in clinical markets.

We believe our financial results reflect the continued market demand for our product offerings and adoption of our FSP technology: our strong financial profile is differentiated by the combination of our scaled revenue base, revenue growth and cash balance. Our revenue for fiscal years 2024, 2023 and 2022 was $200.5 million, $193.0 million, and $164.0 million, respectively. We generated net losses of $6.0 million and $12.1 for fiscal years 2024 and 2023, respectively, and net income of $2.5 million for fiscal year 2022. Our cash and cash equivalents, restricted cash and short term investments were $277.9 million, $262.7 million and $344.05 million on December 31, 2024, 2023 and 2022, respectively.
Our Strategy
Our strategy includes the following core elements:
•Accelerate adoption of our solutions. To continue driving adoption of our solutions and to support our leading global brand, we intend to maximize the effectiveness of our sales infrastructure, including our sales representatives, technical applications specialists and customer support staff, in addition to increasing marketing efforts. This investment will also support our entry into new markets as we roll out new solutions and applications and appropriately manage inbound interest from new customers.
•Continue to innovate and offer our customers best-in-class solutions. Our development efforts focus on value-additive features and enhancements to meet the growing needs of the cell analysis market. These efforts drive continued innovation across our proprietary reagents, software and services offerings, in addition to new instrumentation releases, such as the Aurora CS system, the Cytek Orion™ reagent cocktail preparation system and the Enhanced Small Particle™ (ESP™) detection option for our Cytek Aurora, Northern Lights and Aurora CS systems.
•Invest in integrated workflow solutions to drive pull-through from our consumables and services. Our overarching goal is to become a comprehensive solutions provider to our customers by delivering a fully integrated offering of instruments, accessories, consumables, software and services. We are also focused on expanding our bioinformatics offerings to support our customers, such as Cytek Cloud, a digital ecosystem that supports full spectrum flow cytometry research from panel design to data acquisition. As we continue to penetrate our addressable markets, we can leverage our growing installed base to drive consumable pull-through and recurring revenue.
•Drive clinical research application development. We are deeply committed to developing our platform’s clinical research applications, and in particular, within disease detection, diagnosis, and treatment monitoring. We also focus on areas where we can leverage the combination of our platform with complementary cell analysis technologies (such as NGS) to produce differentiated outcomes with greater sensitivity, such as with minimal residual disease (“MRD”) testing. We can provide insights to clinicians to facilitate personalized medicine for patients, as well as facilitate biopharma’s research and development efforts to develop the next-generation of targeted therapies. Our Northern Lights-CLC (NL-CLC™) system has been registered or approved for clinical use in the European Union and China, and we plan to continue generating supporting publications and data, as well as pursue any required regulatory approvals for clinical use in the United States.
Our Market Opportunity and Industry Background
Our market opportunity. Within the life sciences technology market, flow cytometry technologies currently provide solutions, including cell proliferation, cell counting, cell identification, cell quality control and single-cell applications, largely within the global cell analysis market. However, we believe that, driven by enhanced capabilities, our products have the potential to capture an increasingly greater share of the total addressable market by accessing the entire cell analysis market. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. Thus, we believe our potential total addressable market is larger than the current cell analysis market, which excludes new and existing markets addressable by our platform, such as clinical research applications within immunotherapy, immuno-oncology, bioprocessing, infectious diseases and immuno-deficiencies. In addition, the combination of our platform with complementary, downstream cell analysis technologies is expected to provide additional areas for new applications, such as MRD testing. As our products are further validated through continued peer-reviewed publications in new applications, we expect our total addressable market to expand.
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
OUR PRODUCTS
We are a leading cell analysis solutions provider that develops compact, cost-effective instruments with high multiplexing capability, and we offer a wide range of services to support scientists and clinicians. Our products are used in the world’s most renowned pharmaceutical and CROs, as well as premier academic and research institutions.
Cytek Aurora and Northern Lights Systems
Our Cytek Aurora and Northern Lights systems were commercially launched in June 2017 and October 2018, respectively. Both instruments are highly flexible, intuitive, and ultra-sensitive full spectrum flow cytometers, utilizing state-of-the-art optics and low-noise electronics to provide excellent sensitivity and resolution, allowing researchers to resolve rare cell populations that were previously challenging to resolve. The optics and electronics designs, combined with flat-top beam profiles and a unique vacuum fluidics system, translate to outstanding performance from low to high sample flow rate, analyzing up to 35,000 events per second with certain configurations. Additionally, our optical design and unmixing algorithm make the instrument amenable to a wide array of applications and fluorochrome options, all without needing to reconfigure the instrument hardware as would otherwise be required on a conventional flow cytometer. Our Cytek Aurora and Northern Lights systems are used in the study of infectious diseases, immunology, immunotherapy, immuno-oncology, oncology, inflammation, and drug discovery.
The Cytek Aurora system is available with three to five lasers and can detect 50 biomarkers in one sample tube. The Northern Lights system is available with one to three lasers and can detect more than 24 biomarkers in one sample tube. Both instruments are upgradeable based on the desired number of lasers, which drives greater or less access to biomarkers. In addition, both instruments incorporate our SpectroFlo software, which offers an intuitive workflow from quality control to sample acquisition to data analysis, with technology- enabling tools that simplify running applications.
The Northern Lights-CLC system was registered in the European Union in compliance with Regulation (EU) 2017/746 on In Vitro Diagnostic Medical Devices (the “IVDR”) in November 2023. This registration enables the Northern Lights-CLC system to be marketed for clinical use in the European Union and in other countries around the world that accept the Certification of Free Sale issued from an EU Competent Authority. The Northern Lights-CLC system is also registered as a Class II In Vitro Diagnostic Medical Device in China.
Cytek Aurora CS System
Key unraveling cellular complexity is the ability to perform additional downstream genomic and proteomic studies on the specific subsets identified using high dimensional phenotyping approaches. Our Aurora CS system was commercially launched in June 2021 and was the first highly flexible, intuitive and ultra-sensitive cell sorter that leverages the detection and sensitivity capabilities of our FSP technology to isolate living cell populations from lower to higher complexity panels beyond 40 biomarkers. Our FSP technology enables the processing of a tremendous amount of highly complex information to provide real-time unmixing and sorting capabilities at the field-programmable gate array level. The implications are significant in terms of flexibility and user experience, including experiment workflow transportability and assay reproducibility, now enabling a 50-biomarker assay to be run in both the Cytek Aurora and the Aurora CS systems, with similar results. With our technology, users can first identify cell populations and then isolate the live cells for downstream studies, such as single-cell RNA sequencing, proteomics, and cell biology. We believe this new technology will enable users to gain a deeper level of cell classification, take advantage of key trends and scientific expansion, and allow for greater clinical research applications, such as with MRD, cell analysis and disease discovery.
Unlike other high-capacity sorters, we believe the Aurora CS system is the only cell sorter that can accommodate the same number of parameters with the same sensitivity as the Cytek Aurora system and isolate living cell populations of interest using the same panel and without having to alter the optical configuration, while also being able to sort panels designed for conventional analyzers.
Enhanced Small Particle (ESP) Detection Option
In May 2024, we launched our Enhanced Small Particle (ESP) Detection Option for our Cytek Aurora and Northern Lights systems to identify and analyze a variety of small particles, including extracellular vesicles (“EVs”), small bacteria, viruses and viral particles and nanoparticles. Typically, flow cytometers have been unable to detect particles smaller than 500 nm, limiting their use to the study of cells and larger particles. The ESP Detection Option expands the capabilities of small particle research on our Cytek Aurora and Northern Lights systems by enabling high resolution detection of label-free or fluorescent-tagged particles down to 70 nm, providing researchers the ability to characterize and determine the full emission spectra of small particles. In November 2024, the ESP Detection Option was launched for the Cytek Aurora CS system, positioning this instrument as the first commercially available cell sorter with the ability to analyze and sort EVs based on fluorescent-tagged markers or autofluorescence with high resolution, efficiency and sensitivity.
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
Cytek Guava Muse® Cell Analyzer
The Cytek Guava Muse cell analyzer is a compact, easy-to-use benchtop device with a user-friendly touchscreen interface and intuitive cell analysis software. The Muse system delivers high-performance cell analysis using microcapillary technology and miniaturized optics. Laser-based fluorescence detection of each cell event can evaluate up to three cellular parameters, providing more quantitative results than non-flow cytometry-based imaging systems.
Cytek Guava easyCyte™ Flow Cytometer
The Cytek Guava easyCyte flow cytometer is a highly dynamic benchtop system with great sensitivity and optional high-throughput capabilities driven by intuitive software. The flexible configuration of the instrument allows for up to three lasers and 14 parameter measurements. Innovative microcapillary technology provides for direct absolute counting with industry-leading precision.
Cytek Orion Reagent Cocktail Preparation System
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
Automated Micro-Sampling System and Automated Sample Loader System
Our Automated Micro-Sampling (“AMS”) system and Automated Sample Loader (“ASL”) system were commercially launched in 2018 and 2021, respectively. The AMS and ASL systems are automated loaders designed to integrate seamlessly into the Cytek Aurora and Northern Lights systems, increasing sample throughput and adding automation capabilities to our FSP systems. The systems offer preset settings for ease of use, but also allow researchers to customize and fine-tune the systems for their unique experimental requirements. Both systems allow acquisition from standard 96-well plates, enabling automated sample acquisition without user intervention. The ASL adds additional compatibility with 96 deep-well plates, 38 well plates and 40-tube racks. Both systems have three throughput modes (high-throughput, default, low carryover) to meet changing customer priorities.

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
We offer and continue to develop additional cFluor immunoprofiling kits, which include cFluor conjugated antibody reagents and tools necessary to simplify the workflow from sample preparation to data analysis. For example, our 14-color immunoprofiling kit distinguishes different subsets of human T, B and natural killer (“NK”) cells and monocytes, while our 25-color immunoprofiling assay provides a turnkey solution for identifying major human immune subpopulations for T, B, NK cells and monocytes, as well as dendritic cells and basophils. The Cytek 13-color human B cell monitoring kit offers a turnkey solution for identifying and enumerating B cell subsets in human whole blood and peripheral blood mononuclear cells. In 2023, we introduced a single-tube 20-color panel for identifying and characterizing normal and aberrant cells and evaluating MRD in acute myeloid leukemia samples, and our pan leukocyte kit is designed to help researchers fully enumerate the complete set of major leukocyte subsets for drug discovery and development. In 2024, we released the Cytek 24-color mouse immunoprofiling panel for identifying and characterizing more than 20 mouse immune cell lineages including T, B and NK cells, dendritic cells, monocytes, and granulocyte populations, as well as cellular subpopulations. These research use only (“RUO”) products are optimized for use with our FSP systems and help improve operational efficiency for our customers.
Our single-color reagents are registered as Class 1 with the China National Medical Products Administration (the “NMPA”) and in the European Union under the IVDD. Our 6-color reagent cocktails that identify and determine the percentages and absolute counts of T, B and NK cells in peripheral blood are registered as Class 3 with the NMPA. We expect these reagent and application solutions to be a significant driver of our future reagent revenue and pull-through as our installed base of instruments grows.
To help accelerate our overarching goal to become a comprehensive solutions provider to our customers, we acquired the reagents business of Tonbo Biotechnologies Corporation in November 2021 (the “Tonbo Acquisition”) and offer reagents under the Tonbo® brand. Additionally, we also offer Amnis and Guava-branded reagents and kits.
Software
Our proprietary SpectroFlo software is integrated into our systems and is unique in that it offers intuitive workflows for handling full spectrum flow cytometry data, from quality control to data analysis. The software was developed specifically for our Cytek Aurora and Northern Lights systems to streamline instrument setup, automated quality control, data analysis, and data management. With the ability to import a previously designed experiment template, either from a collaborator or from an experiment designed in Cytek Cloud, users are able to quickly set up their experiments and there is no need to re-enter the panel design, acquisition criteria, reagent information or data analysis worksheets, fluorochrome names, cell markers, reagent lots, or acquisition criteria. With our SpectroFlo software, users can conveniently and efficiently collect both raw and unmixed FCS 3.1 files, which can be used to live unmix samples and extract autofluorescence that would otherwise negatively impact data resolution.
Built on the same intuitive SpectroFlo software workflows and user interface, we provide our SpectroFlo CS software with our Aurora CS systems and our SpectroPrep™ software with our Cytek Orion reagent cocktail preparation system. The SpectroFlo CS software enables the acquisition and analysis of cell populations with the same high-level resolution provided by our Cytek Aurora system, with the added ability to sort live cells of interest. The SpectroPrep software is wizard-based and guides users to automate their cocktail preparation.
For Guava Muse and easyCyte systems, we utilize InCyte™ software that has an intuitive, easy-to-use interface that enables users to focus on data at the sample or experimental level. The software simplifies setup and analysis of plots, and automated compensation makes it easy to perform complex, multi-color assays. InCyte software includes heat-mapping features to rapidly evaluate data on the multi-plate or parameter analysis. The software allows for easy integration for 21 CFR Part 11 environments as well as direct integration with robotic arm and liquid handlers through the GuavaLink™ programs.
For ImageStream systems, our IDEAS® software packages with machine learning and Amnis AI software combine image analysis, statistical rigor, and visual confirmation in an easy to use software suite that works seamlessly with data sets generated on the ImageStream system. The Image Gallery allows users to see every image of every cell or perform a “virtual cell sort” to inspect and validate cells within a specific population. Every dot in every scatter plot is linked to the corresponding cell imagery. Machine learning modules add the power of computer learning and the ability to create experiment-specific super features tailored to maximize separation of critical populations using the thousands of features in an IDEAS analysis. The Amnis AI analysis software package takes advantage of deep learning using convolutional neural networks to greatly simplify analysis and accurately identify even the most subtle of cell differences.
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
Our Panel Builder tool combines all the features of the Full Spectrum Viewer with additional tools for panel design and collaboration in a simple and organized interface. Users can quickly visualize, compare, and optimize their fluorochrome selections with a suite of spectral panel design tools in real-time, allowing them to build their panels faster. To simplify panel design further, we expanded the capabilities of Panel Builder with the addition of our SpectroPanel™ tool, a proprietary new intelligent algorithm which suggests optimized panels in minutes, reducing the panel design time from days and weeks. Optimized for our FSP technology, the SpectroPanel tool automates the assignment of fluorochromes to markers, removing the labor-intensive manual process. It also enables researchers to design panels with ease, taking into account antigen density, marker expression, reagent availability, and reagent preferences. Users can access cFluor and Tonbo reagents within the platform, via built-in Cytek and partner catalogs. In addition, users can jumpstart their panel design process with a built-in repository of pre-designed panels like the Cytek reagent kits and optimized multicolor immunofluorescence panels. Users can also easily manage and share their panels between colleagues to enable faster collaboration.
Our Experiment Builder tool allows users to set up their experiments in advance to make efficient use of their time on the instrument. In addition, users can auto-populate fluorochromes and marker names and seamlessly transfer panels from Panel Builder to Experiment Builder with a single click, removing redundancies and simplifying the workflow.
DxP Athena™ System
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
MANUFACTURING AND SUPPLY
Our manufacturing operations are located in Fremont, California; San Diego, California; Seattle, Washington; Wuxi, China; and Singapore.
We commenced manufacturing operations in Fremont, California in 2015. We relocated our Fremont headquarters and manufacturing facility in October 2021 to provide us with expansion capability to support our growth. Our Fremont facility maintains ISO 9001 and ISO 13485 certifications and manufactures our Cytek Aurora and Aurora CS systems, as well as spare parts. Our San Diego facility, which was assumed in connection with the Tonbo Acquisition to manufacture our reagent products, was awarded ISO 13485 certification in August 2024. Our Seattle, Washington facility was assumed in connection with the FCI Acquisition and manufactures our Amnis instruments and spare parts.
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
Certain instruments manufactured in our Wuxi facility are delivered to our Fremont facility for final assembly and testing. We established the manufacturing facility in Wuxi, China to take advantage of the skilled workforce, supplier and partner network, lower operating costs and available government support. We are able to hire skilled employees from China’s existing in vitro diagnostic and optical product industry. China also has a broad network of potential suppliers and partners for our manufacturing operations, and we are able to locally source a large portion of the raw materials required for our manufacturing processes. We have received incentive grants from the local Wuxi government for research, development, and manufacturing.
We believe that having multiple sources for our core products would help mitigate the potential impact of a production disruption at any one of our facilities to ensure a reliable and stable supply chain and product availability for our customers. We recently opened a manufacturing facility in Singapore, which will manufacture our Cytek Aurora, Northern Lights and Aurora CS instruments.
We expect that our existing manufacturing capacity for instrumentation and reagents will be sufficient to meet our anticipated needs for at least the next several years.
We rely on a limited number of suppliers for certain components and materials used in our systems. Key components in our products that are supplied by sole or limited source suppliers include certain lasers and semiconductors that are used in our optical, electrical and fluidic subassemblies. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or limited source suppliers, it would take significant time and effort to qualify alternative suppliers. With respect to many of our suppliers, we are neither a major customer, nor do we have long-term supply contracts. These suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms.
COMPETITION
We face significant competition from within the cell analysis and life sciences tools market. We currently compete with established and early stage life sciences and in vitro diagnostics companies developing or commercializing flow cytometry instruments and consumables, as well as other companies that design, manufacture and market instruments, accessories, consumables, reagent kits and software for, among other applications, cell analysis, immunophenotyping, cell sorting and/or provide services related to the same. Our direct competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Becton, Dickinson and Company, Bio-Rad Laboratories, Standard BioTools, Miltenyi Biotec, Sony Biotechnology (Sony Corporation) and Thermo Fisher Scientific. Our target customers may also elect to develop their workflows on conventional flow cytometers or use traditional methods, rather than implementing our platform, or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that we do not currently compete with but that could develop instruments, tools or other products that will compete with us in the future. These companies have substantially greater financial and other resources than us, including larger research and development, quality and regulatory staff or more established marketing and sales forces.
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
INTELLECTUAL PROPERTY
Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for our commercially important technology, inventions and know-how; to defend and enforce our patents; and to operate without third parties infringing, misappropriating or violating our proprietary rights. We have developed our own portfolio of issued patents and patent applications directed at our core and system level technology, including claims directed to methods and apparatus of flow cytometers and cell sorters with excitation, fluidics, emission, mechanical, magnetic, electronics, bio-safety and temperature control technology in configurations of our Cytek Aurora, Aurora CS, Northern Lights and Northern Lights-CLC systems. We also own a number of issued patents related to the Amnis and Guava families of flow cytometer products from the FCI Acquisition. We generally seek patent protection in the United States, Japan, China, the United Kingdom and selected countries of the European Union, such as France and Germany. Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have filed or may license or file in the future, and we cannot be sure that any patents we own or license or patents that may be licensed or granted to us in the future will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technology. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”
Including rights acquired in connection with the FCI Acquisition, as of December 31, 2024, we own 35 issued U.S. utility patents, ten issued Japan utility patents, seven issued European utility patents, three issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 70 pending utility patent applications, including 45 utility patent applications in the United States, three international utility patent applications, nine utility patent applications in the European Union, nine utility patent applications in China, and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2024, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending invention patent applications, and our Wuxi subsidiary owns 42 issued patents and has five pending invention patent applications.
To our knowledge, there are no third-party claims or contested proceedings with the issued patents or pending patent applications other than the ordinary course proceedings with pending patent applications before the respective patent offices. However, the patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our patents may not enable us to obtain or keep any competitive advantage. Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination, opposition or other administrative proceedings, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. Furthermore, numerous U.S. and foreign-issued patents and patent applications owned by third parties exist in the fields in which our products compete. Because patent applications can take many years to publish, there may be applications unknown to us, which may result in issued patents that our existing or future products or technologies may be alleged to infringe. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
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
Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Third parties have asserted and may assert in the future that we are employing their proprietary technology without authorization. Competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets and there has been substantial litigation regarding patent and other intellectual property rights in the medical device and laboratory equipment industries. In addition, our competitors and others may have patents or may in the future obtain patents and claim that use of our products infringes these patents. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding ongoing legal proceedings. We could incur substantial costs and divert the attention of our management and technical personnel in defending any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages, obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses at a reasonable cost, if at all.
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
Becton, Dickinson and Company Settlement, License and Equity Issuance Agreement
On February 13, 2018, Becton, Dickinson and Company (“BD”) filed a lawsuit against us alleging trade secret misappropriation and copyright infringement. On October 6, 2020, we entered into a Settlement, License and Equity Issuance Agreement with BD pursuant to which we and BD agreed to a mutual release of all claims against each other as of the date thereof (the “BD Agreement”). As part of the settlement, BD granted us a non-exclusive, irrevocable, perpetual, worldwide, and non-transferrable license to certain BD patents and covenanted that it would not enforce, or permit or encourage the enforcement of BD patents against us or our affiliates in connection with the development, manufacture, use, importation, offer for sale or sale of our then-current instruments. In exchange, we agreed that we and our affiliates would not dispute or challenge in a legal proceeding the validity, enforceability or scope of the applicable BD patent claims and agreed to make certain payments to BD, including (i) a one-time upfront payment of $2.0 million, (ii) a low single digit royalty payment for ten years, based on net sales of certain of our products, (iii) a $6.0 million milestone payment upon the occurrence of a certain sales threshold, and (iv) a specified payment upon the closing of a change of control transaction, if any. We also issued 2,087,545 shares of our common stock to BD during the year ended December 31, 2020 in connection with the BD settlement.
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
HUMAN CAPITAL RESOURCES
We are focused on developing innovative products to meet unmet market needs and maintaining a diverse and inclusive work environment where employees are respected and encouraged to share their unique perspectives and ideas. As of December 31, 2024, we had 648 employees, including 164 employees in research and development, 244 employees in sales and marketing, 177 employees in manufacturing and operations, and 63 employees in general and administrative. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are neither represented by a labor union nor party to a collective bargaining agreement and we believe that we have strong employee relations.

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
FDA Pre-market Clearance and Approval Requirements
Each medical device we seek to commercially distribute in the United States must first receive 510(k) clearance, de novo classification, or approval of a pre-market approval (“PMA”) application, from the FDA, unless specifically exempted. Both the 510(k) clearance and PMA processes can be resource intensive, expensive and lengthy, and require payment of significant user fees, unless an exemption is available.
The FDA classifies all medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and additional conditions set forth in FDA guidance documents. While most Class I devices are exempt from the 510(k) pre-market notification requirement, manufacturers of most Class II devices are required to submit to the FDA a pre-market notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) pre-market notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices are placed in Class III, requiring approval of a PMA application. Some pre-amendment devices are unclassified, but are subject to the FDA’s pre-market notification and clearance process in order to be commercially distributed.
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
Research Use Only
Our products and operations may be subject to extensive and rigorous regulation by the FDA and other federal, state, or local authorities, as well as foreign regulatory authorities. An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility and they cannot be intended for human clinical diagnostic use. Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA requirements discussed above, including the approval or clearance and most QSR requirements. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDCA and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the “RUO Guidance”) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical products that will require clearance or approval prior to commercialization.
Laboratory-developed tests (LDTs)
LDTs have generally been considered to be tests that are designed, developed, validated and used within a single laboratory. The FDA takes the position that it has the authority to regulate such tests as medical devices under the FDCA. The FDA has historically exercised enforcement discretion and has not required clearance or approval of LDTs prior to marketing.
On May 6, 2024, the FDA issued regulations under which it would phase out its enforcement discretion approach to LDTs over a period of four years. PMA approval or 510(k) clearance would be required for certain tests by October 1, 2027 and device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation would become applicable.
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
European Union
The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for in vitro diagnostic medical devices and ensure a high level of safety and effectiveness while supporting innovation.

The IVDR among other things:
•strengthens the rules on placing devices on the market and reinforce surveillance once they are available;
•establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•improves the traceability of in vitro diagnostic medical devices throughout the supply chain to the end user or patient through a unique identification number;
•sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
To the extent that our products have already been self-certified under the previously existing regulatory framework, the IVDR allows us to market them provided that the requirements of the transitional provisions are fulfilled. In particular, the Declaration of Conformity in question must still be valid per the IVDR. Furthermore, the regulation introduces UDI, a bar code that must be placed on the label of the device or on its packaging and manufacturers are obligated to file adverse events reports via the Eudamed database in case there is an increase in the frequency or severity of incidents related to the in vitro diagnostic medical device.
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
U.S. Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act (“FCPA”), prohibits U.S. corporations and their representatives from directly or indirectly offering, promising, authorizing or making corrupt payments, gifts or transfers to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business. The scope of the FCPA would include interactions with certain healthcare professionals in many countries
Privacy and Cybersecurity
In the ordinary course of our business, we process personal or sensitive data. Accordingly, we are, and may in the future become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR” and, together with the EU GDPR, the “GDPR”), China’s Personal Information Protection Law (“PIPL”), and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed data privacy laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
Outside the United States, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. See the section titled “We and the third parties with whom we work are subject to stringent and changing U.S. and foreign data privacy and security laws, regulations, rules, and industry standards as well as policies, contractual obligations, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government regulatory investigations or enforcement actions (that could include fines and penalties), a disruption of our business or commercialization of our products, private litigation (including class claims) and mass arbitration demands, harm to our reputation, loss of revenue or profits, and other adverse effects on our business or prospects” for additional information about the privacy and security laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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
•We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from sales of our core Cytek Aurora, Northern Lights and Aurora cell sorter (“Aurora CS”) systems, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue.
•We currently rely on single source suppliers and, in some cases, sole source suppliers, for certain components and materials used in our systems and, other than our agreement with Coherent NA, Inc. (“Coherent”), we do not currently have long-term supply contracts with our sole and single source suppliers of key components. As a result, we may not be able to find replacements or immediately transition to alternative suppliers, which could have an adverse effect on our business, financial condition and results of operations.
•Our results of operations will be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory.
•International operations and expansion of our international business exposes us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
•We are subject to governmental export controls and sanctions programs that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
•We have limited experience manufacturing our products, and if we are unable to manufacture our products in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.
•Our future success is dependent upon our ability to increase penetration in our existing markets and expand into adjacent markets.
•Our business is dependent on adoption of our products by academic and government institutions, clinical research organizations (“CROs”), pharmaceutical companies and clinical laboratories for their research and development activities focused on cell analysis. If academic and government institutions, CROs, pharmaceutical companies and clinical laboratories are unwilling to change current practices to adopt our products, it will negatively affect our business, financial condition, prospects and results of operations.
•Our business currently depends significantly on research and development spending by academic and government-owned institutions, a reduction in which could limit demand for our solutions and adversely affect our business and operating results.
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
•Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers.
•If we are unable to successfully develop new products, adapt to rapid and significant technological change, respond to introductions of new products by competitors, make strategic and operational decisions to prioritize certain markets, technology offerings or partnerships, and develop and capitalize on markets, technologies or partnerships, our business could suffer.
•New product development involves a lengthy and complex process, and we may be unable to develop or commercialize products on a timely basis, or at all.
•Our instruments are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our net sales. If our products do not perform as expected or the reliability of the technology on which our products and services are based is questioned, our operating results, reputation and business will suffer.
•We may acquire other businesses or form other joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
•If we are unable to successfully expand our commercial operations, including hiring additional qualified sales representatives, technical applications specialists and customer support staff, our business may be adversely affected.
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
•Our products may become subject to more onerous regulation by the U.S. Food and Drug Administration (the “FDA”) or other regulatory agencies in the future, which could increase our costs and delay or prevent sales of our products or commercialization of new products and product enhancements, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.
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
•Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of December 31, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the U.S. Securities and Exchange Commission (the “SEC”)), in the aggregate, own approximately 44.8% of our common stock.

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
We have a limited operating history and may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We launched our first core commercial product, the Cytek Aurora system, in June 2017. Our Northern Lights system was commercially launched in October 2018, and our Aurora CS system was first commercially shipped in June 2021. Our limited commercial and operating history makes it difficult to evaluate our current business and predict our future performance. Although we have experienced significant revenue growth in prior periods, any assessment of our future revenue, profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries, including scaling up our infrastructure and headcount. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be materially and adversely affected.
We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from sales of our core Cytek Aurora, Northern Lights and Aurora CS systems, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue.
Sales of the Cytek Aurora, Northern Lights and Aurora CS systems together accounted for a substantial portion of our revenue for the periods presented in this Annual Report on Form 10-K. We expect that, for at least the foreseeable future, sales of our Cytek Aurora, Northern Lights and Aurora CS systems will continue to account for a substantial portion of our revenue. The sales cycle for our instruments is slow and can take up to six months or longer to complete. As a result of this lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue as sales of the Cytek Aurora, Northern Lights and Aurora CS systems are expected to continue to comprise a significant component of our revenue. Additionally, we experience seasonality in our business, with revenue in the fourth quarter typically being higher as a result of higher sales volume. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
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
We have sourced and will continue to source certain components of the Cytek Aurora, Northern Lights and Aurora CS systems from a limited number of suppliers and, in some cases, sole source suppliers. Key components in our products that are supplied by sole or single source suppliers include certain lasers and semiconductors that are used in our optical, electrical and fluidic subassemblies. On August 25, 2021, we and Cytek (Wuxi) Biosciences Co., Ltd, our Wuxi, China subsidiary, (“Cytek Wuxi”) into a Supply Agreement (the “Coherent Agreement”) with Coherent. Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us and Cytek Wuxi, on a non-exclusive basis, laser products manufactured by Coherent. We and Cytek Wuxi provide Coherent with rolling forecasts of our and Cytek Wuxi’s anticipated orders, which are non-binding. Purchase orders submitted by us and Cytek Wuxi pursuant to the terms of the

Coherent Agreement will be deemed accepted upon written acknowledgement of acceptance by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components. Additionally, we believe we are not a major customer to most of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or single source suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new supplier, particularly from any of our single source suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our products, resulting in increased costs and negative customer perception.
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
Supply interruptions have in the past arisen and could arise in the future as a result of infectious disease outbreaks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, adjustments to our inventory levels or other factors within and beyond our control, and such supply interruption risk is increased by the limited number of suppliers for certain of the components we use in our products. Our failure to maintain a continued supply of components that meets our quality control requirements for any reason, including changes to or termination of our agreements with key suppliers, or to enter into new agreements with other suppliers, particularly in the case of single or sole source suppliers, could result in the loss of access to important components and materials used in our products and impact our ability to manufacture and sell our products. Any delay or interruption in the supply of our materials could delay or suspend sales of our products and increase the costs of manufacturing our products, which could have an adverse effect on our business, financial condition and results of operations.
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
We currently have significant international operations and our business strategy incorporates further international expansion. We currently maintain relationships with distributors and suppliers outside of the United States and may in the future enter into new distributor and supplier relationships outside of the United States. In addition, we currently have manufacturing operations in the United States, China and Singapore. Doing business internationally involves a number of risks, including:
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
•complexities and difficulties in obtaining intellectual property protection, enforcing our intellectual property and defending against third-party intellectual property claims;
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
Any of these factors could significantly harm our future international expansion and operations and, consequently, our business, financial condition, results of operations and prospects. In addition, certain international markets are subject to significant political and economic uncertainty. Significant political and economic developments in international markets in which we currently or intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets in addition to creating instability in global economic conditions. For more information, please see “Risks Related to Government Regulation and Our Industry” below.
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
On January 15, 2025, the U.S. government announced new license requirements that impact exports of certain products and technology, including high-parameter and spectral flow cytometers and cell sorters and certain mass spectrometry equipment to certain countries, including China, which may have a significant negative impact on our sales, manufacturing and research and development activities. Given the timing, the impact of the new license requirements is difficult to quantify, and it may be challenging for us to manage our international operations and accurately forecast our operating results due to these requirements. For more information, please see “Our results of operations will be harmed if we are unable to accurately forecast customer demand for our products and manage our inventory” above.
We have limited experience manufacturing our products, and if we are unable to manufacture our products in high-quality commercial quantities successfully and consistently to meet demand, our growth will be limited.
We have limited experience manufacturing our products. We currently manufacture instruments and reagents at our manufacturing facilities in Fremont, California and Wuxi, China, instruments at our facilities in Seattle, Washington and Singapore, and reagents at our facility in San Diego, California. To manufacture our products in the quantities that we believe will be required to meet the currently anticipated market demand beyond the next several years, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional quality controls and regulatory approvals. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, CROs and clinical laboratories focused on cell analysis. Approximately 40%, 43% and 44% of our revenue came from sales to academic and government-owned institutions and 60%, 57% and 56% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the years ended December 31, 2024, 2023 and 2022, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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

Our business is dependent on adoption of our products by academic and government institutions, CROs, pharmaceutical companies and clinical laboratories for their research and development activities focused on cell analysis. If academic and government institutions, CROs, pharmaceutical companies and clinical laboratories are unwilling to change current practices to adopt our products, it will negatively affect our business, financial condition, prospects and results of operations.
Our primary strategy to grow our revenue is to take a stepwise approach to market our products across key stakeholders in flow cytometry and cell analysis, such as academic and government institutions, CROs, pharmaceutical companies and clinical laboratories. While the number of customers using our products has increased in recent years, many academic and government institutions, CROs, pharmaceutical companies and clinical laboratories have not yet adopted our products, and such institutions and companies may choose not to adopt our products for a number of reasons, including:
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
We believe that educating notable industry key opinion leaders, representatives of academic and government institutions, CROs, pharmaceutical companies and clinical laboratories about the merits and benefits of our products for flow cytometry and cell analysis is one of the key elements to increasing the adoption of our products. If these institutions and companies do not adopt our products for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and it will negatively affect our business, financial condition, prospects and results of operations.
Our business currently depends significantly on research and development spending by academic and government-owned institutions, a reduction in which could limit demand for our solutions and adversely affect our business and operating results.
Approximately 40%, 43% and 44% of our revenue came from sales to academic and government-owned institutions in the years ended December 31, 2024, 2023 and 2022, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
We face significant competition in the cell analysis and life sciences tools markets. We currently compete with both established and early stage life sciences and in vitro diagnostics companies that design, manufacture and market flow cytometry instruments, accessories, consumables and software for cell analysis and/or provide services related to the same. An increasing number of applications for cell analysis, and more particularly flow cytometry, is leading to more companies offering competitive products and services. Our competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Becton, Dickinson and Company (“BD”), Bio-Rad Laboratories, Standard BioTools Inc., Miltenyi Biotec, Sony Biotechnology (Sony Corporation), and Thermo Fisher Scientific. Our target customers may also elect to develop their workflows using other technologies rather than implementing our platform or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that could develop instruments or other products that will compete with us in the future.
Our competitors and potential competitors may enjoy a number of competitive advantages over us, including:
•longer operating histories;
•larger customer bases;
•greater brand recognition and market penetration;
•greater financial resources and capabilities;
•greater technological and research and development resources;
•larger quality assurance and regulatory staff;
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
We believe our products have potential applications across a wide range of markets and we have targeted certain markets in which we believe our technology has significant advantages, or for which we believe we have a higher probability of success or revenue opportunity. For example, we are committed to developing our platform’s applications within the clinical market, and in particular, within disease detection, diagnosis, and treatment monitoring. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets and use cases for our technology. However, due to the significant resources required for the development of products or services for new markets, we must make decisions on which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets, products or services may not lead to the development of any viable products or services and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to accelerate adoption of our Full Spectrum Profiling (“FSP”) solutions, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations and prospects.
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
Our customers may discover defects in our products after the products have been fully installed and operated. In addition, some of our products include components from other vendors, which may contain latent defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of December 31, 2024, we had accrued approximately $1.8 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
From time to time, we may pursue acquisitions of businesses and assets. For example, in February 2023, we entered into an asset purchase agreement with Luminex Corporation (“Luminex”) and acquired certain assets related to the flow cytometry and imaging business unit of Luminex (the “FCI Acquisition”). We may choose to further expand our business by acquiring additional businesses or assets in the future. We also may pursue strategic alliances and additional joint ventures that leverage products and industry experience to expand our offerings or distribution. We have limited experience with acquiring other companies and forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. We may not be able to integrate acquisitions successfully into our existing business, and in certain cases we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have an adverse effect on our financial condition, results of operations and cash flows. In addition, any pursuit of an acquisition and any potential integration of an acquired company also may disrupt ongoing operations and divert management attention and resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.
Shipping is a critical part of our business and any changes in our shipping arrangements or damages or losses sustained during shipping could adversely affect our business, financial condition, results of operations and prospects.
We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont and San Diego,

California, Seattle, Washington, Wuxi, China, and Singapore require global shipping services which are subject to certain factors outside of our control, such as increased costs due to fuel surcharges or otherwise, delays passing through customs and disruptions to global shipping routes. We experienced shipping delays and difficulties due to the COVID-19 pandemic and may again experience such delays or difficulties due to future pandemics, other infectious disease outbreaks or natural disasters. Moreover, there is no guarantee that our systems will not become damaged or lost in transit, and we have experienced, and expect to continue to experience, delivery difficulties. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in customer dissatisfaction and a substantial financial loss for us. If our products are not delivered in a timely fashion or are lost during the delivery process, our customers could also become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects. Additionally, delays in shipping could have an adverse impact on our ability to recognize revenue in a timely manner, which could have an adverse impact on our quarterly results of operations.
If we are unable to successfully expand our commercial operations, including hiring additional qualified sales representatives, technical applications specialists and customer support staff, our business may be adversely affected.
Our future sales will depend, in large part, on our ability to develop and substantially expand our sales infrastructure, particularly as we enter into new markets, roll out new solutions and applications and manage inbound interest from new customers. We distribute our products through our direct sales force and support organizations located in North America, Europe, China, and several countries in the Asia-Pacific region, and through distributors or sales agents in several countries in Europe, Latin America, the Middle East and the Asia-Pacific region. Our sales and marketing efforts are targeted at academic and governmental institutions, pharmaceutical and biotechnology companies, CROs and clinical laboratories focused on cell analysis. To continue driving adoption of our solutions and to support our global brand, we will need to further expand our sales infrastructure by hiring additional, highly qualified and reputable sales representatives, technical applications specialists and customer support staff, in addition to increasing advertising efforts.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of December 31, 2024, there have been more than 2,300 peer-reviewed articles published since our first commercial launch in 2017, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.

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
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of their equity awards. Our employees may be more likely to leave us if the equity they own has significantly appreciated in value, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.
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
As of December 31, 2024, we had 648 employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
In connection with our financial statement close process for the year ended December 31, 2024, we identified deficiencies in the control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework that constitute material weaknesses, either individually or in the aggregate. These included deficiencies in the control environment, as well as deficiencies related to control activities related to (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action and relate to substantially all financial statement accounts and disclosures. See the section entitled “Item 9A. Controls and Procedures” for additional information.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our consolidated financial statements that could not be prevented or detected on a timely basis.
We cannot be certain that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. We currently do not have an internal audit group, and we will need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge to remediate the control deficiencies. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. For example, we required additional time to complete our financial closing procedures and ensure appropriate accounting of various intercompany transactions and accruals at the end of the quarter ended September 30, 2023. In addition, we required additional time to complete our financial closing procedures as of the end of period ending December 31, 2023 due to a lack of internal accounting resources, resulting in a delay in obtaining and compiling required information. Accordingly, we were not able to complete the preparation, review and filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2023, within the prescribed time period without unreasonable effort or expense. Such filings were timely made on or prior to the prescribed due date pursuant to Form 12b-25, with adjustments to certain line items in the financial statements with respect to such Annual Report.
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
Additional funding may not be available on acceptable terms, or at all. Weakness and volatility in the capital markets and the economy in general could limit our access to the capital markets and increase our cost of borrowing. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or products or grant licenses on terms that may not be favorable to us.
In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine, conflict in the Middle East, government actions implemented as a result of either of the foregoing, as well as tensions with, and economic uncertainty in, China, inflation, rising interest rates and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.
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
We have been, and may become, involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal or state regulatory investigations, securities class actions and other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding ongoing legal proceedings.
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
If our information technology systems or data, or those of third parties with whom we work, are compromised, now or in the future, we could experience adverse consequences resulting from such a compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
We face a variety of evolving threats, which have in the past and could in the future cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, employees working from home, while in transit and in public locations poses increased risks to our information technology systems and data when utilizing network connections, computers, and devices outside our premises or network.
It may be, and in certain cases has been, difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Our sensitive information or sensitive information of our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel’s, or vendors' use of generative artificial intelligence (“AI”) technologies. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Any of the previously identified or similar threats could cause (and have in the past caused) a security incident or other interruption that could result, and in certain cases in the past has resulted, in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform. We expend significant resources and may modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators and investors, or to take other actions, such as providing credit monitoring and identity theft protections services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management's attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may cause customers to stop using our products and services, deter new customers from purchasing our products and services, and negatively impact our ability to grow and operate our business.
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
We manufacture our products at our manufacturing facilities located in Fremont and San Diego, California; Seattle, Washington; Wuxi, China; and Singapore; and we rely on various suppliers in the United States, China and other countries. Should our manufacturing facilities or the facilities of our suppliers be damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing and the operations of our suppliers would cease or be delayed and our products may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval. Because of the time required to authorize manufacturing in a new facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose our manufacturing capacity. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, or the inability of our suppliers to continue their operations, may cause us to be unable to meet customer demand or harm our reputation, and we may be unable to reestablish relationships with such customers in the future. Consequently, a catastrophic event or business interruption at our manufacturing facilities or at our suppliers’ facilities could harm our business, financial condition and results of operations.

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
In addition, because our product contains metals and electronic components which are purchased from third-party vendors, we are required under rules promulgated by the SEC governing disclosure of the use of “conflict minerals” (tin, tungsten, tantalum and gold) to determine whether those minerals are necessary to the functionality or production of our products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo (the “DRC”) or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for our management and personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures mandated by this rule, which can be perceived by the market to be “negative,” may cause customers to refuse to purchase our products. The cost of compliance with the rule could adversely affect our results of operations.
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
Currently, our Northern Lights-CLC system is available for clinical use in only China and the European Union. Our Cytek Aurora and Northern Lights systems are otherwise available to customers as research use only (“RUO”) products. RUO products are regulated by the FDA as medical devices. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all.
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
The FDA has the authority to require the recall of commercialized products that are subject to FDA regulation. Manufacturers may, under their own initiative, recall a product if any deficiency is found.. For reportable corrections and removals, companies are required to make additional periodic submissions to the FDA after initiating the recall, and often engage with the FDA on their recall strategy prior to initiating the recall. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable health risk, component failures, failures in laboratory processes, malfunctions, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and adversely affect our business, results of operations, financial condition and reputation. We may also be subject to liability claims, be required to bear other costs or take other actions that may negatively impact our future sales and our ability to generate profits. Companies are also required to maintain certain records of corrections and removals, even if these do not require reporting to the FDA. We may initiate voluntary recalls involving our products. A recall announcement by us could harm our reputation with customers and negatively affect our business, financial condition, and results of operations. In addition, the FDA or other agency could take enforcement action for failing to report the recalls when they were conducted.
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
The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, trade tensions between the United States and China have been escalating in recent years. Effective in September 2018, the United States imposed tariffs of 10% on approximately $200 billion worth of goods imported from China, including some components the Company imports from China. These tariffs were increased to 25% effective in May 2019. Between September and December 2019, the United States imposed additional tariffs of 15% on essentially all remaining Chinese-origin imports. Recently, the U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. Most notably, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, the effectiveness of which has been delayed for 30 days, and a 10% tariff on certain imports from China, which went into effect on February 4, 2025. In addition, on February 13, 2025, President Donald Trump signed an executive order announcing plans for reciprocal tariffs on all U.S. trading partners. These imposed and newly proposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components are subject to the most recent tariffs, which may increase our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, certain Chinese biotechnology companies and contract manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to our Wuxi facility. Such disruption could have adverse effects on the development of our product candidates and our business operations. Future actions or escalations by either the United

States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy and security laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information, such as those noted below. The CCPA allows for statutory fines for noncompliance (up to $7,988 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these developments increase compliance costs and potential liability with respect to other personal information we maintain about residents in these states.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”) (collectively, “GDPR”) impose strict requirements for processing the personal information of individuals located, respectively within the European Economic Area (“EEA”) and the United Kingdom (“UK”). For example, violations of the GDPR can result in, temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year. Furthermore, in Europe, there is a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. Other countries outside of Europe have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, which could increase the cost and complexity of delivering our services and operating our business. For example, China’s Personal Information Protection Law (“PIPL”) broadly regulates data privacy and security practices and imposes strict requirements for processing personal information. As another example, Canada has enacted the Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, which broadly regulate the Processing of personal information and impose compliance obligations and penalties comparable to those of European data privacy and security laws. Complying with these and other similar laws and regulations (to the extent applicable) causes us to incur substantial operational costs and may require us to change our business practices, and could lead to material fines, penalties and liability.
In addition, many jurisdictions have enacted data localization laws and cross-border persona information transfer laws. These laws may make it more difficult for us to transfer personal information across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the GDPR generally restrict the transfer of personal information to the United States and other countries that are viewed by some regulators as to not generally provide an adequate level of data privacy and security. Although there are currently various mechanisms that can be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (the “Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or other countries. In addition to European restrictions on cross-border transfers of personal information, other jurisdictions have enacted or are considering similar cross-border personal information transfer laws and local personal information residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense; increased exposure to regulatory actions; and substantial fines and penalties. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and imposing data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
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
•the federal civil False Claims Act (the “FCA”), which prohibits, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds and knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Actions under the FCA may be brought by the government or as a qui tam action by a private person in the name of the government. These people, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any monetary recovery. Many medical device manufacturers have been investigated and have reached substantial financial settlements with the federal government under the FCA for a variety of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses and interactions with prescribers and other customers, including those that may have affected their billing or coding practices and submission of claims to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory monetary penalties for each false or fraudulent claim or statement. Because of the potential for large monetary exposure, life sciences companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Settlements may require companies to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Medical device manufacturers and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
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
•HIPAA, as amended by HITECH, and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•various state laws govern the privacy and security of personal information, including the CCPA, which became effective January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches;
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
As with other flow cytometry companies, our success depends in large part on our ability to obtain, maintain and solidify a proprietary position for our current and any future products, which will depend upon our success in obtaining effective patent protection and other intellectual property protection in the United States and other countries that cover such products, their manufacturing processes and their intended methods of use and enforcing those patent claims against infringers once granted as well as our other intellectual property rights. In some cases, we may not be able to obtain issued patent claims or other intellectual property rights covering our technologies which are sufficient to prevent third parties, such as our competitors, from utilizing our products and negating any competitive advantage we may have. Any failure to obtain or maintain patent claims and other intellectual property rights with respect to our current and any future products or other aspects of our business could harm our business, financial condition and results of operations.
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and to obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our patents. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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
Including rights acquired in connection with the FCI Acquisition, as of December 31, 2024, we own 35 issued U.S. utility patents, ten issued Japan utility patents, seven issued European utility patents, three issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 70 pending utility patent applications, including 45 utility patent applications in the United States, three international utility patent applications, nine utility patent applications in the European Union, nine utility patent applications in China, and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2024, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending invention patent applications, and our Wuxi subsidiary owns 42 issued patents and has five pending invention patent applications.
It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. It is possible that in the future the scope, validity and enforceability of our patents, licensed patents, patent applications, trademarks, and trademark applications may be challenged at the United States Patent and Trademark Office (“USPTO”) or in proceedings before the patent offices of other jurisdictions. We may not be successful in defending any such challenges made against our patents, patent applications, trademarks or trademark applications. Any successful third-party challenge to our patents or trademarks could result in the unenforceability or invalidity of such patents or trademarks and increased competition to our business. We may have to challenge the patents, patent applications, trademarks, or trademark applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
The flow cytometry industry is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, we have been and, in the future, could become subject to intellectual property-related litigation and proceedings relating to our or third-party intellectual property and proprietary rights. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding legal proceedings.
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
Our commercial success depends in part on our and any potential future collaborators’ ability to develop, manufacture, market and sell any products that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the patents and other intellectual property or proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us or any potential collaborators to alter our development or commercial strategies, obtain licenses or cease certain activities. The medical device and laboratory equipment industries are characterized by extensive litigation regarding patents and other intellectual property rights, as well as administrative proceedings for challenging patents, including interference, inter partes or post-grant review, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions.
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
•general economic, regulatory and market conditions, including economic recessions or slowdowns, the ongoing war in Ukraine, conflict in the Middle East and the general inflationary environment; and
•other events or factors, many of which are beyond our control.
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
In addition, we may offer and sell up to $150 million shares of common stock registered under our universal shelf registration statement on Form S-3 pursuant to the sales agreement (“Sales Agreement”) with Piper Sandler & Co. (“Piper”) as sales agent in one or more “at the market” offerings. To date, we have not made any sales of common stock pursuant to the Sales Agreement. The extent to which we utilize the Sales Agreement with Piper as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and other restrictions and the extent to which we are able to secure funds from other sources.
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
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions.
Based on the number of shares of common stock outstanding as of December 31, 2024, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 44.8% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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
These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and our amended and restated bylaws will further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and the provisions may not be enforced by a court in those other jurisdictions.
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
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the revenue accounting standard, Accounting Standards Codification, or ASC, Topic 606, management makes judgments and assumptions based on our interpretation of the standard. The revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
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
Under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”) if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. In addition, there may be other limitations under state law on our ability to utilize NOLs, including temporary suspensions or other limitations on the use of NOLs to offset taxable income. We determined that an ownership change occurred on September 7, 2018, October 23, 2020, and in connection with our initial public offering on July 23, 2021. In addition, we may in the future experience ownership changes, as a result of changes in our stock ownership (some of which are not in our control). If an ownership change occurs, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited. Many states have provisions similar to Code Section 382. Annual limitations may result in the expiration of the state net operating loss carryforwards before utilization.

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
Item 1B. Unresolved Staff Comments.
None
Item 1C. Cybersecurity.
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and the data of our partners (“Information Systems and Data”).
Our Chief Financial Officer (“CFO”) and our information technology (“IT”) department help identify, assess, and manage our cybersecurity threats and risks. Our information technology department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, evaluating threats reported to us, conducting threat and vulnerability assessments, and performing audits.

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
For a description of the risks from cybersecurity threats that may materially affect our business and how they may do so, see the section titled “Risk factors” in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of third parties with whom we work, are compromised, now or in the future, we could experience adverse consequences resulting from such a compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function and is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management team, including our CFO, Mr. William McCombe. Mr. McCombe has experience in the security of both corporate and technical systems as well as business continuity planning in previous roles at various companies.
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
Our security incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CFO and senior director of global information technology. Our CFO works with our IT department to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response process includes reporting to our board of directors for certain cybersecurity incidents.
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
In Shanghai, China, we lease approximately 14,000 square feet of office and laboratory space, under multiple leases expiring between November 2025 and November 2026.

In Singapore, we lease approximately 8,500 square feet of manufacturing and office space. The lease expires in January 2028.
We also lease space in Seattle, Washington; Bethesda, Maryland; San Diego, California; Beijing, China; Tokyo, Japan; Amsterdam, Netherlands; and Ely, England. We believe that our existing office, laboratory and manufacturing space, together with additional space and facilities available on commercially reasonable terms, will be sufficient to meet our current and future needs.
Item 3. Legal Proceedings.
From time to time, we are involved in legal proceedings and claims. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding ongoing legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock began trading on the Nasdaq Global Select Market on July 23, 2021 and trades under the symbol “CTKB”. Prior to July 23, 2021, there was no public trading market for our common stock.
Holders of Record
As of February 17, 2025, there were approximately 18 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
In July 2021, we issued and sold an aggregate of 13,949,401 shares of common stock in connection with our initial public offering (“IPO”), including the full exercise by the underwriters of their option to purchase an additional 2,184,695 shares from us, and the selling stockholders sold 2,799,929 shares of common stock, at a public offering price of $17.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-257663), which was declared effective by the SEC on July 22, 2021. There has been no material change in the use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated July 22, 2021 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on July 23, 2021.
Issuer Purchases of Equity Securities
On June 5, 2024, our board of directors approved a program for the repurchase of up to an aggregate of $50 million of our outstanding common stock. The repurchase program expired on December 31, 2024 with a remaining unused balance of $28.5 million.
The following table provides information with respect to the repurchase of shares of our common stock from the commencement of the repurchase program until its expiration on December 31, 2024.
(Except for the share amount and average price per share, dollar value in thousands)

	Total number of shares repurchased	Average price paid for share	Total number of shares purchased as part of publicly announced plans or programs	Remaining dollar value that may yet be purchased under the plans or programs
Beginning Balance - December 31, 2023	6,613,780	$6.66	6,613,780	$5,981,000
June 1 – June 30, 2024	444,319	$5.99	7,058,099	$47,300,000
July 1 – July 31, 2024	—	—	—	—
August 1 – August 31, 2024	1,113,843	5.45	8,171,942	$41,500,000
September 1 – September 30, 2024	1,080,512	5.37	9,252,454	$35,500,000
October 1 – October 31, 2024	959,007	5.12	10,211,461	$30,500,000
November 1 – November 30, 2024	373,943	5.44	10,585,404	$28,500,000
December 1 – December 31, 2024	—	—	—	—
Life to Date Total	3,971,624	6.19	10,585,404	$28,500,000
The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The commission costs related to the repurchases were $0.03 million and $0.08 million for the three months and twelve months ended December 31, 2024, respectively.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2024, we have accrued $0.4 million excise taxes related with our shares repurchases.
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

The following graph compares the cumulative total return on an investment of $100 in cash on July 23, 2021 through December 31, 2024, in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is based on historical data and is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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
The following is a discussion and year-to-year comparisons of our financial condition and results of operations for the years ended December 31, 2024 and 2023. For a discussion of the results of operations and financial condition for the years ended December 31, 2023 and year-to-year comparisons between 2023 and 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on March 13, 2024.
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
Our FSP cell analyzers, the Cytek Aurora and Northern Lights systems, deliver high-resolution, high-content and high-sensitivity cell analysis and addresses the inherent limitations of other technologies by providing a higher level of multiplexing with exquisite sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Additionally, our Cytek Aurora cell sorter (“Aurora CS system”) leverages our FSP technology to further broaden our potential applications across cell analysis. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers. Since our first U.S. commercial launch in mid-2017 through December 31, 2024, we have sold and deployed our instruments to customers around the world, including pharmaceutical companies, biopharma companies, academic research centers, and clinical research organizations (“CROs”).
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
We manufacture our instruments in our facilities in Fremont, California; Wuxi, China; Seattle, Washington; and Singapore. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.
Total revenue for the year ended December 31, 2024 was $200.5 million, representing a 4% increase compared to revenue for the year ended December 31, 2023 of $193.0 million.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 75%, 76% and 79% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively, and revenue from distributors represented 25%, 24% and 21% of total revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $39.4 million, $44.2 million and $34.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $49.1 million, $49.1 million and $33.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $6.0 million and $12.1 million for the years ended December 31, 2024 and 2023, respectively, and our net income was $2.5 million for the year ended December 31, 2022. The change for the year ended December 31, 2024 compared to the year ended December 31, 2023 resulted primarily from an increase in revenues and gross profit and a reduction in operating expenses.
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
Revenue mix and gross margin
Our revenue is primarily derived from sales of our instruments and services with our instruments recognizing higher revenue and gross profit than our services. Although we expect sales of our instruments to continue to represent the largest percentage of our revenue in the future, we expect service revenue to increase as a percentage of our total revenue and our gross margins to experience a corresponding improvement as we grow our installed base and increase our focus on leveraging our fixed manufacturing and service overhead costs. Our sales in certain regions, particularly outside of the United States, are largely realized through third-party distribution partners that typically receive discounted prices, thus resulting in lower gross margins than those recognized by our direct sales organization. Furthermore, our instrument selling prices and gross margins may fluctuate in the future due to the impact of competing products entering the market and fluctuating foreign exchange rates and as we continue to introduce new products and reduce our production costs.

In the near term, we expect the continued leveraging of fixed manufacturing and service overhead costs, optimization of our manufacturing processes, and material cost fluctuations to have the greatest impact on our gross margin.
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
Our Northern Lights-CLC system received CE Marking under the European Union In Vitro Diagnostic Medical Devices Directive in September 2020 and was registered in the European Union in compliance with Regulation (EU) 2017/746 on In Vitro Diagnostic Medical Devices in November 2023. The Northern Lights-CLC system was also registered as a Class II In Vitro Diagnostic Medical Device in China. These registrations enable the Northern Lights-CLC system to be marketed for clinical use in China, the European Union and in other countries around the world that accept the Certification of Free Sale issued from an EU Competent Authority.
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

	Year ended December 31,			2024 vs. 2023	2023 vs.. 2022
(In thousands)	2024	2023	2022	Dollar Change	Dollar Change
Sales channel mix
Direct sales channel	$149,874	$147,169	$129,098	$2,705	$18,071
Distributor channel	50,579	45,846	34,938	4,733	10,908
Total revenue, net	$200,453	$193,015	$164,036	$7,438	$28,979
Customer mix
Academia and government	$80,911	$82,145	$73,706	$(1,234)	$8,439
Biotechnology, pharmaceutical, distributor and CRO	119,542	110,870	90,330	8,672	20,540
Total revenue, net	$200,453	$193,015	$164,036	$7,438	$28,979
Distributors typically sell to end customers identified in other customer categories.
Known Trends, Events and Uncertainties
Recent inflation trends may adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, labor and benefit costs and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if the rate of inflation increases) on our operating costs, including our labor costs and research and development costs.
Certain of our pharmaceutical and biotech customers based in the United States have been impacted by the difficult fundraising environment for small companies and generally high interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months and full year ended December 31, 2024, and may adversely affect our operating results in the future.
The strengthening of the U.S. dollar in late 2024 against the currencies of other countries where we do business had a negative impact on revenue in the fourth quarter of 2024 and may have a continuing negative impact in the near future.
The Trump administration has signaled changes to existing U.S. trade policies, including imposing tariffs on imports from Mexico, Canada, and China, announcing plans for reciprocal tariffs on all U.S. trading partners, and renegotiating or potentially terminating existing bilateral and multi-lateral trade agreements. Although we cannot predict the ultimate extent to which the United States or other countries will impose quotas, duties, reciprocal tariffs, taxes, or other similar restrictions upon the import or export of our products, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, the Trump administration’s imposition of tariffs as well as threatened and actual retaliatory tariffs against U.S. goods may have a negative impact on our revenue and costs in the future. In addition, the new license and export controls announced by the U.S. government in January 2025 that impact exports of certain products and technology, including high-parameter and spectral flow cytometers and cell sorters and certain mass spectrometry equipment to certain countries, including China, may have a negative impact on our sales, manufacturing and research and development activities. Finally, changes in the National Institute of Health policy with respect to grants for academic research, specifically, the reduction in indirect cost reimbursement, may impact our revenue from academic and government customers in the near term.
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
We expect our total revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $200.5 million, $193.0 million and $164.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. A portion of our revenue for the three and twelve months ended December 31, 2024, and December 31, 2023, were attributable to the acquired FCI Business.
Total cost of sales, gross profit and gross margin
Our total cost of sales is comprised of product cost of sales and service cost of sales.
Product. Cost of sales associated with our products primarily consists of manufacturing-related costs incurred in the production process, inventory write-downs, warranty costs, third-party royalty costs, personnel and related costs, costs of component materials, overhead, packaging and delivery and depreciation expense.
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
Research and development. Our research and development expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our research and development department, independent contractor costs, laboratory supplies, equipment maintenance and materials expenses.
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
General and administrative. Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, legal, and human resource functions, as well as professional services fees, such as consulting, audit, tax, legal, general corporate costs, and allocated overhead expenses. The Company is focused on controlling our general and administrative expenses; however these may increase in absolute dollars in future periods.
We expect our operating expenses to vary from period to period as a percentage of revenue. As a result, our historical results of operations may not be indicative of our results of operations in future periods.
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
Results of operations
Comparison of the years ended December 31, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our consolidated results of operations and comprehensive (loss) income data for the periods presented:

	Year ended December 31,
(In thousands)	2024	2023
Revenue, net:
Product	$153,263	$156,717
Service	47,190	36,298
Total revenue, net	200,453	193,015
Cost of sales:
Product	69,088	65,327
Service	20,259	18,262
Total cost of sales	89,347	83,589
Gross profit	111,106	109,426
Operating expenses:
Research and development	39,402	44,151
Sales and marketing	49,114	49,148
General and administrative	43,113	43,972
Total operating expenses	131,629	137,271
Loss from operations	(20,523)	(27,845)
Other income (expense):
Interest income (expense), net (Notes 11, 12)	5,239	(2,071)
Interest income	5,121	6,413
Other income, net	4,463	7,794
Total other income, net	14,823	12,136
Loss before income taxes	(5,700)	(15,709)
Provision for (benefit from) income taxes	320	(3,561)
Net loss	$(6,020)	(12,148)
Foreign currency translation adjustment, net of tax	1,193	(549)
Unrealized gain (loss) on marketable securities	97	(29)
Net comprehensive loss	$(4,730)	$(12,726)
Total revenue, net

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Revenue, net
Product	$153,263	$156,717	$(3,454)	(2)%
Service	47,190	36,298	10,892	30%
Total revenue, net	$200,453	$193,015	$7,438	4%

Total revenue, net increased by $7.4 million, or 4%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Revenue growth was primarily driven by growth in service revenue partially offset by a decline in product revenue.
Product revenue decreased by $3.5 million, or 2%, to $153.3 million, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was primarily driven by less revenue contribution in 2024 from the FCI Products, upgrades, and loaders. Unit volumes increased 8.5% for spectral and imaging products, including the Aurora and Northern Lights analyzers, Aurora CS cell sorters and Amnis imaging systems. This was offset by lower average selling prices.

Service revenue increased by $10.9 million, or 30%, to $47.2 million, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in service revenue was mainly driven by continued growth in the instruments installed base with more instruments coming off warranty contributing to greater contract and time and material service revenue.
Total cost of sales, gross profit and gross margin

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Cost of sales:
Product	$69,088	$65,327	$3,761	6%
Service	20,259	18,262	1,997	11%
Total cost of sales	$89,347	$83,589	$5,758	7%
Gross profit	$111,106	$109,426	$1,680	2%
Gross margin	55%	57%
Total cost of sales increased by $5.8 million, or 7%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in cost of sales was driven by increases in product unit volume and service revenue, and was primarily due to increased material costs, increased service and manufacturing headcount and associated personnel cost, partially offset by lower warranty cost.
Total gross margin was 55% and 57% as a percent of total revenue for the years ended December 31, 2024 and 2023, respectively. Gross margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Product:
Revenue	$153,263	$156,717	$(3,454)	(2)%
Cost of sales	69,088	65,327	3,761	6%
Product gross profit	$84,175	$91,390	$(7,215)	(8)%
Gross margin	55%	58%

Service:
Revenue	$47,190	$36,298	$10,892	30%
Cost of sales	20,259	18,262	1,997	11%
Service gross profit	$26,931	$18,036	$8,895	49%
Gross margin	57%	50%
Product revenue for the year ended December 31, 2024 decreased by 2%, as compared to the year ended December 31, 2023. Product gross profit for the year ended December 31, 2024 decreased by 8%, as compared to the year ended December 31, 2023. Product cost of sales for the year ended December 31, 2024 increased by 6% as compared to the same period in 2023. The lower product gross margins in the year ended December 31, 2024 compared to the year ended December 31, 2023 were driven by higher material costs, less favorable instrument product mix and higher production overhead costs.
Service revenue and service gross profit for the year ended December 31, 2024 increased by 30% and 49%, respectively, as compared to the year ended December 31, 2023. Service cost of sales for the year ended December 31, 2024 increased by 11% as compared to the same period in 2023. The higher service gross margins in the year ended December 31, 2024 compared to the year ended December 31, 2023 were mainly driven by lower overhead costs as a percentage of sales due to higher revenue and greater overhead cost productivity, and lower material costs as a percentage of sales.

Operating expenses
Research and development

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Research and development	$39,402	$44,151	$(4,749)	(11)%
Research and development expenses were $39.4 million for the year ended December 31, 2024 as compared to $44.2 million for the year ended December 31, 2023. The decrease of $4.7 million in research and development expenses was primarily due to a decrease in research and development compensation and engineering expense driven by efforts to streamline and focus our research and development efforts.
We expect our research and development expense to increase in absolute dollars going forward as we continue to develop new products and enhance existing instruments and technologies.
Sales and marketing

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Sales and marketing	$49,114	$49,148	$(34)	—%
Sales and marketing expenses were $49.1 million for the year ended December 31, 2024 as compared to $49.1 million for the year ended December 31, 2023. The flat sales and marketing expenses year-over-year was due to re-organization of the commercial team to drive increased revenue with a more focused and efficient sales team.
We expect our sales and marketing expenses to increase in absolute dollars in the future as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.
General and administrative

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
General and administrative	$43,113	$43,972	$(859)	(2)%
General and administrative expenses were $43.1 million for the year ended December 31, 2024 as compared to $44.0 million for the year ended December 31, 2023. The decrease of $0.9 million in general and administrative expenses was primarily due to a one-time benefits of $2.6 million related to change in estimate to the royalty settlement liability, which partially offset by higher stock compensation expense. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the legal settlement liability.
We expect to incur additional general and administrative expenses as a result of operating as a public company and for these expenses to increase in absolute dollars in future periods.
Interest income (expense), net

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Interest income (expense), net	$5,239	$(2,071)	$7,310	(353)%
Interest income was $5.2 million for the year ended December 31, 2024 as compared to interest expense of $2.1 million for the year ended December 31, 2023. The $7.3 million in interest income was primarily due to a one-time benefit of $6.3 million change in estimate to the royalty settlement liability with Becton, Dickinson and Company, and $1.0 million of lower interest expense in 2024 compared to our debt instruments in China in prior year. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the legal settlement liability.

Interest income

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Interest income	$5,121	$6,413	$(1,292)	(20)%
Interest income was $5.1 million and $6.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $1.3 million in interest income was primarily the result of lower cash and cash equivalents and short term investment balances as compared to the year ended December 31, 2023. This was a result of the movement of assets from interest bearing accounts to marketable securities investment accounts which are classified as investment income rather than interest income.
Other income, net

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Other income, net	$4,463	$7,794	$(3,331)	(43)%
Other income, net was $4.5 million for the year ended December 31, 2024 as compared to other income, net of $7.8 million for the year ended December 31, 2023, respectively. The decrease of $3.3 million was primarily due to higher realized and unrealized foreign exchange losses in 2024.
Income Taxes

	Year ended December 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Provision for (benefit from) income taxes	$320	$(3,561)	$3,881	(109)%
Provision for income taxes was $0.3 million for the year ended December 31, 2024. The benefit from income taxes was $3.6 million for the year ended December 31, 2023. The net change of $3.9 million for the year ended December 31, 2024 was the result of a lower loss before income taxes (primarily due to the adjustment to the royalty settlement liability), higher nondeductible stock based compensation, and lower R&D and foreign tax credits and benefits due to prior year true ups and global mix of earnings, offset by lower foreign income inclusion and lower tax rates on higher foreign earnings.
Non-GAAP Financial Measure
To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles, we use constant currency revenue, which is a financial measure not reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe the presentation of revenue on a constant currency basis, in addition to results reported in accordance with GAAP, provides useful information about our operating performance because the constant currency presentation excludes the effects of foreign currency volatility and highlights our core operating results. The presentation of revenue on a constant currency basis should be considered in addition to, but not as a substitute for, measures of financial performance reported in accordance with GAAP. Revenue on a constant currency basis, as we present it, may not be comparable to similarly titled measures used by other companies.
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
The following table presents a reconciliation of constant currency revenue to our reported net revenue for the periods indicated (in thousands, except percentages):

Revenue	Twelve months ended December 31, 2024	Twelve months ended December 31, 2023

As reported	200,453	193,015
Non-GAAP constant currency	201,346	193,697
FX Impact [$]	893	682
FX Impact [%]	0.4%	0.4%

Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of December 31, 2024 and December 31, 2023, we had approximately $277.9 million and $262.7 million, respectively, in cash and cash equivalents and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $11.9 million as of December 31, 2024.
Based on our current business plan, we believe our existing cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the date of this Annual Report on Form 10-K.
Sources of liquidity
We have financed our operations primarily through sales of our securities. In July 2021, we completed our initial public offering (“IPO”), which resulted in net proceeds to us of approximately $215.7 million. We have also benefited from operating cash flows from the sale of our products and services.
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
Share repurchases
On May 17, 2023, our board of directors approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended December 31, 2023, the Company repurchased 5,332,769 shares of its outstanding common stock for a total cost of approximately $34.6 million at an average price per share of $6.49. During the twelve months ended December 31, 2023, the Company repurchased 6,613,780 shares of its outstanding common stock for a total cost of approximately $44.2 million at an average price per share of $6.66. The commission costs related to the repurchases were $0.1 million for both the three months and twelve months ended December 31, 2023. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2023.
On June 6, 2024, our board of directors approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended December 31, 2024, the Company repurchased 1,332,950 shares of its outstanding common stock for a total cost of approximately $7.0 million at an average price per share of $5.21. During the twelve months ended December 31, 2024, the Company repurchased 3,971,624 shares of its outstanding common stock for a total cost of approximately $21.6 million at an average price per share of $5.41. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2024.

Under these two repurchase programs, the Company has purchased an aggregate of 10,585,404 shares of its outstanding common stock for a total cost of approximately $65.5 million at an average price per share of $6.19.
On December 11, 2024, our board of directors approved a new program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock commencing January 1, 2025, to succeed the expiration of the previous $50 million repurchase program on December 31, 2024.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2024, we have accrued $0.4 million excise taxes related with our stock repurchases.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$25,379	$5,281
Investing activities	(82,974)	(93,894)
Financing activities	(15,822)	(41,812)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,532	(1,445)
Net decrease in cash, cash equivalents and restricted cash	$(68,885)	$(131,870)
Operating activities
Net cash provided by operating activities for the year ended December 31, 2024 was $25.4 million including net loss of $6.0 million. We also incurred non-cash stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and provision for excess and obsolete inventory of $26.8 million, $7.2 million, $3.3 million, and $1.6 million, respectively. We had gain on investment accretion and amortization of $5.2 million, and interest expenses for accretion of the legal settlement liabilities $7.2 million, and deferred income taxes of $2.9 million. Cash provided included an increase in deferred revenue of $3.7 million, a decrease of inventories of $14.8 million and an increase in trade accounts payable of $2.6 million. This was partially offset by an increase of trade accounts receivable of $5.4 million, an increase in prepaid expenses and other assets of $2.8 million, a decrease in the legal settlement liability of $1.1 million, and a decrease of operating lease liabilities of $3.2 million, and a decrease of accrued expenses and other liabilities of $0.8 million.
Net cash used in operating activities for the year ended December 31, 2023 was $5.3 million including net income of $12.1 million. We also incurred non-cash stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and interest expenses for accretion of the legal settlement liabilities and provision for excess and obsolete inventory of $22.0 million, $6.0 million, $3.2 million, $1.6 million, and $1.5 million respectively. We had gain on investment accretion and amortization of $6.7 million. Cash provided included an increase in deferred revenue of $6.5 million, a decrease of inventories of $4.3 million, an increase in accrued expenses and other liabilities of $0.7 million. This was partially offset by an increase of trade accounts receivable of $7.3 million, an increase in prepaid expenses and other assets of $9.5 million, a decrease in the legal settlement of $0.3 million, and a decrease of operating lease liabilities of $3.1 million, and a decrease of trade accounts payables of $1.8 million.
Investing activities
Net cash used in investing activities during the year ended December 31, 2024 was $83.0 million driven by purchases of marketable securities of $274.1 million, the purchase of the Cytometric Engineering Ltd. (d.b.a. FlowCEL) business of $0.5 million, purchases of property and equipment of $3.5 million, purchase of intangible assets of $0.2 million, partially offset by proceeds from maturities of marketable securities of $195.0 million, and proceeds from sales of property and equipment of $0.3 million.
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

Financing activities
Net cash used in financing activities during the year ended December 31, 2024 was $15.8 million driven by $21.6 million of costs related to our share repurchase program, $0.6 million in loan repayment costs and payments for taxes related to net share settlement of equity awards of $0.6 million, partially offset by proceeds from line of credit of $4.2 million, the issuance of our common stock under our equity incentive plans of $1.0 million and the issuance of our common stock under our Employee Stock Purchase Plan of $1.7 million.
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
Contractual Obligations and Commitments
During the year ended December 31, 2024, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on March 13, 2024.
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
Payments from customers are in arrears. For arrangements where the anticipated period between timing of transfer of services and the timing of payment is one year or less, we have elected to not assess whether a significant financing component exists. For arrangements with terms greater than one year, payments are either received up-front for reasons other than financing, or received according to financing arrangements and contract terms. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods.
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
Contract assets and contract liabilities
Contract assets are recorded when the amount of revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. As of December 31, 2024 and 2023, we had immaterial amounts of contract assets included within prepaid expenses and other current assets on the consolidated balance sheets.
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
Legal Settlement Liability
In the fourth quarter of 2024, we determined that it was necessary to revise our long-term forecasted net sales subject to royalties under the BD settlement as a result of the current macroeconomic conditions and headwinds. As a result, we remeasured the fair value of the legal settlement liability presented in the Consolidated Balance Sheets as of December 31, 2024. Based on the updated forecast, we recorded a $7.3 million reduction of the legal settlement liability, with a corresponding change to interest income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
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
The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	6.00	5.96	5.91
Expected volatility	73%	71%	75%
Risk-free interest rate	4%	4%	2%
Dividend yield	—	—	—
Expected volatility—Expected volatility is estimated by analyzing the historical volatility of selected industry peers, and the Company's historical market data for the assessment corresponds to the expected term of the awards.
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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2024, we had cash and cash equivalents of $98.7 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cytek Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cytek Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
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
The Company records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. The Company's estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. The Company’s inventories balance is $43.9 million as of December 31, 2024.
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
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to excess and obsolete inventories included the following, among others:
◦We tested the effectiveness of internal controls over management’s estimates and assumptions used to evaluate excess and obsolete inventories, including internal controls over the estimates of demand for products.
◦We evaluated the reasonableness of management’s method, assumptions, and judgments used in developing their estimate of excess and obsolete inventories, which included estimates of demand for its products, potential obsolescence of technology, product life cycles, pricing trends and forecasts, and selling prices.
◦We tested underlying data used and considered by management in making their estimates and assumptions related to excess and obsolete inventories, including the amount of inventory on hand, estimates of demand for products, and historical usage by product.
◦We compared actual inventory usage and write-down activity in the current year to the excess and obsolete estimates made by management in the prior year to evaluate management’s ability to make accurate estimates.
◦We selected a sample of inventory items from a) those management determined to be excess and obsolete and b) those management did not determine to be excess and obsolete, and performed the following:
•We evaluated the reasonableness of management’s estimates and assumptions by obtaining product-specific information.
•We inquired of management, including personnel with operational roles, regarding the estimates and assumptions specific to the selected inventory items.
◦We considered inventory write-downs made subsequent to December 31, 2024 in evaluating the reasonableness of management’s estimates and assumptions related to excess and obsolete inventories.

/s/ Deloitte & Touche LLP
San Jose, California
February 27, 2025
We have served as the Company's auditor since 2019.

Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$98,716	$167,299
Restricted cash	29	331
Marketable securities	179,145	95,111
Trade accounts receivable, net	60,588	55,928
Inventories	43,893	60,877
Prepaid expenses and other current assets	14,075	12,514
Total current assets	396,446	392,060
Deferred income tax assets, noncurrent	33,374	30,487
Property and equipment, net	17,962	18,405
Operating lease right-of-use assets	10,168	10,853
Goodwill	16,663	16,183
Intangible assets, net	20,128	23,084
Other noncurrent assets	4,759	3,385
Total assets	$499,500	$494,457
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,529	$3,032
Legal settlement liability, current	1,705	2,561
Accrued expenses	21,443	20,035
Other current liabilities	13,494	7,903
Deferred revenue, current	25,492	22,695
Total current liabilities	67,663	56,226
Legal settlement liability, noncurrent	9,036	16,477
Deferred revenue, noncurrent	16,098	15,132
Operating lease liability, noncurrent	7,552	9,479
Long term debt	1,050	1,648
Other noncurrent liabilities	2,364	2,431
Total liabilities	$103,763	$101,393
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of December 31, 2024 and December 31, 2023, respectively; 129,205,901 and 130,714,906 issued and outstanding shares as of December 31, 2024 and December 31, 2023, respectively.	129	131
Additional paid-in capital	430,791	423,386
Accumulated deficit	(35,199)	(29,178)
Accumulated other comprehensive gain (loss)	16	(1,275)
Total stockholders’ equity	395,737	393,064
Total liabilities and stockholders’ equity	$499,500	$494,457
The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Year Ended December 31
(In thousands, except share and per share data)	2024	2023	2022
Revenue, net:
Product	$153,263	$156,717	$148,600
Service	47,190	36,298	15,436
Total revenue, net	200,453	193,015	164,036
Cost of sales:
Product	69,088	65,327	49,955
Service	20,259	18,262	13,107
Total cost of sales	89,347	83,589	63,062
Gross profit	111,106	109,426	100,974
Operating expenses:
Research and development	39,402	44,151	34,858
Sales and marketing	49,114	49,148	33,230
General and administrative	43,113	43,972	34,690
Total operating expenses	131,629	137,271	102,778
Loss from operations	(20,523)	(27,845)	(1,804)
Other income (expense):
Interest income (expense), net (Notes 11, 12)	5,239	(2,071)	(2,573)
Interest income	5,121	6,413	4,619
Other income, net	4,463	7,794	1,018
Total other income, net	14,823	12,136	3,064
(Loss) income before income taxes	(5,700)	(15,709)	1,260
Provision for (benefit from) income taxes	320	(3,561)	(1,224)
Net (loss) income	$(6,020)	$(12,148)	$2,484
Less: net loss allocated to noncontrolling interests	—	—	92
Net (loss) income attributable to common stockholders, basic and diluted	$(6,020)	$(12,148)	$2,576
Net (loss) income attributable to common stockholders per share, basic	$(0.05)	$(0.09)	$0.02
Net (loss) income attributable to common stockholders per share, diluted	$(0.05)	$(0.09)	$0.02
Weighted-average shares used in calculating net (loss) income per share, basic	130,611,330	135,283,044	134,510,831
Weighted-average shares used in calculating net (loss) income per share, diluted	130,611,330	135,283,044	138,562,111
Comprehensive (loss) income:
Net (loss) income	$(6,020)	$(12,148)	$2,484
Foreign currency translation adjustment, net of tax	1,193	(549)	(1,611)
Unrealized gain (loss) on marketable securities	97	(29)	17
Net comprehensive (loss) income	$(4,730)	$(12,726)	$890
The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interest in consolidated subsidiary	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2021	133,749,663	$126	$423,625	$(19,606)	$897	$343	$405,385
Shares issued in connection with employee stock plans	1,632,467	9	2,876				2,885
Shares of Common Stock withheld related to net share settlement	(16,749)	—	(209)				(209)
Stock-based compensation			16,595				16,595
Unrealized gain on marketable securities					17		17
Foreign currency translation adjustment, net of tax					(1,611)		(1,611)
Net income				2,576			2,576
Noncontrolling interest						(92)	(92)
Balances at December 31, 2022	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546
Shares issued in connection with employee stock plans	1,723,511	2	1,465				1,467
Proceeds from Employee Stock Purchase Plan	296,236	—	1,855				1,855
Shares of Common Stock withheld related to net share settlement	(56,442)	—	(419)				(419)
Repurchase of shares	(6,613,780)	(6)	(44,465)				(44,471)
Stock-based compensation			22,048				22,048
Noncontrolling interest			15			(251)	(236)
Unrealized gain on marketable securities					(29)		(29)
Foreign currency translation adjustment, net of tax					(549)		(549)
Net Loss				(12,148)			(12,148)
Balances at December 31, 2023	130,714,906	$131	$423,386	$(29,178)	$(1,275)	$—	$393,064
Shares issued in connection with employee stock plans	2,193,491	2	1,013				1,015
Proceeds from Employee Stock Purchase Plan	358,547	—	1,705				1,705
Shares of Common Stock withheld related to net share settlement	(89,419)	—	(554)				(554)
Repurchase of shares	(3,971,624)	(4)	(21,607)				(21,611)
Stock-based compensation			26,848				26,848
Unrealized loss on marketable securities					97		97
Foreign currency translation adjustment, net of tax					1,193		1,193
Net loss				(6,020)			(6,020)
Balances at December 31, 2024	129,205,901	$129	$430,791	$(35,199)	$16	$—	$395,737

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(6,020)	$(12,148)	$2,484
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,212	6,048	2,492
Amortization of operating lease-right-of use assets	3,278	3,182	3,167
Allowance for credit losses	(64)	269	102
Stock-based compensation	26,848	22,048	16,595
Loss on disposal of property and equipment	55	7	—
Provision for excess and obsolete inventory	1,646	1,468	756
Deferred income taxes	(2,886)	—	—
Gain on investments, accretion, and amortization, net	(5,211)	(6,661)	(77)
Interest expenses for accretion of the legal settlement liabilities	(7,192)	1,577	2,178
Change in operating assets and liabilities:
Trade accounts receivable	(5,428)	(7,332)	(19,744)
Inventories	14,755	4,286	(17,653)
Prepaid expenses and other assets	(2,809)	(9,515)	(19,362)
Trade accounts payable	2,582	(1,784)	1,862
Accrued expenses and other liabilities	(817)	729	7,470
Legal settlement liabilities	(1,105)	(298)	373
Deferred revenue	3,737	6,520	9,411
Lease liabilities	(3,202)	(3,115)	(2,285)
Net cash provided by (used in) operating activities	25,379	5,281	(12,231)
Cash flows from investing activities:
Purchases of marketable securities	(274,062)	(175,935)	(44,454)
Maturities of marketable securities	195,000	132,000	—
Purchase of property and equipment	(3,525)	(4,648)	(9,748)
Proceeds from sales of property and equipment	288	—	—
Acquisition of business	(471)	(44,896)	—
Purchase of intangible assets (patents)	(204)	(179)	(120)
Payment for investment	—	—	(1,587)
Payment for additional investment in Cytek Japan, net of cash acquired	—	(236)	—
Net cash used in investing activities	(82,974)	(93,894)	(55,909)
Cash flows from financing activities:
Proceeds from line of credit	4,181	—	—
Payment for repurchase of shares	(21,611)	(44,151)	—
Proceeds from loan	—	—	2,983
Repayment of loan	(557)	(565)	(50)
Proceeds from Employee Stock Purchase Plan	1,704	1,855	1,585
Payments for taxes related to net share settlement of equity awards	(554)	(419)	(209)
Proceeds from issuance of common stock under employee stock plans	1,015	1,468	1,204
Net cash (used in) provided by financing activities	(15,822)	(41,812)	5,513
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,532	(1,445)	(2,491)
Cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(68,885)	(131,870)	(65,118)
Cash, cash equivalents and restricted cash at beginning of period	167,630	299,500	364,618
Cash, cash equivalents and restricted cash at end of period	$98,745	$167,630	$299,500
Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,828	$5,305	$10,390
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$177	$40	$67

Intangible asset in accrued expenses at period end	$—	$510	$30
Accrued excise taxes for share repurchase	$—	$320	$—
Derecognition of right-of-use assets	$205	$—	$—
Stock option exercise in other receivables at period end	$—	$—	$96
Operating Lease Right-of-use assets obtained in exchange for operating lease liabilities	$2,716	$—	$—
Holdback amount in business acquisition	$100	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc.
Notes to consolidated financial statements
1.    Description of business
Cytek Biosciences, Inc. (“Cytek” or the “Company”) is a leading cell analysis solutions company advancing the next generation of cell analysis tools with its novel technical approach of leveraging the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP” technology). The Company is focused on becoming the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications.
The Company has successfully developed and manufactured its full spectrum flow cytometry platform (“instrument(s)” or “product(s)”). The Company's FSP cell analyzers, the Cytek Aurora and Northern Lights systems, deliver high-resolution, high-content and high-sensitivity cell analysis. The Company also launched its Cytek Aurora cell sorter (“Aurora CS system”), which leverages FSP technology to further broaden potential applications across cell analysis. The Company’s FSP platform includes instruments, accessories, reagents, software, and services to provide a comprehensive and integrated suite of solutions for its customers.
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
Principles of consolidation
The consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Biosciences B.V. (Netherlands), Cytek Biosciences GmbH (Germany), Cytek Biosciences Ltd (UK), Cytek Biosciences Pte. Ltd. (Singapore), Cytek Biosciences S.A.S. (France), Cytek Limited (Hong Kong), Cytek Japan Corporation (“Cytek Japan”), Cytek (Shanghai) Biosciences Co., Ltd., and Cytek (Wuxi) Biosciences Co., Ltd. (“Cytek Wuxi”). All intercompany accounts and transactions have been eliminated in consolidation.
Variable interest entities and voting interest entities
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”) and therefore subject to the consolidation requirements under the VIE model. Only if the entity does not meet the definition of a VIE, the Company will apply the voting interest model (“VOE”) or other applicable GAAP metric. VOEs are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates VOEs in which it has greater than 50% of the voting shares and other equity holders do not have substantive voting, participating or liquidation rights. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates a VIE where it has been determined that the Company is the primary beneficiary of the entity’s operations. The Company does not currently hold an interest in a VIE.
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
The Company’s cash, cash equivalents, and restricted cash consist of money held in demand depository accounts and money market funds. The carrying amount of cash, cash equivalents, and restricted cash was $98.7 million and $167.6 million as of December 31, 2024 and 2023, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of December 31, 2024 and 2023.
The Company classifies restricted cash as current on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	December 31, 2024	December 31, 2023
Cash	$32,251	$22,407
U.S. Treasury	4,743	—
Money market funds	61,722	144,892
Restricted cash	29	331
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$98,745	$167,630
Short-term restricted cash
As of December 31, 2024, two bank guarantees to Cytek Biosciences B.V. totaled $29,000 (EUR 27,540). The restricted cash is related to two customers and is based on a 12-month period warranty security that will be released in 2025.
Investments
Available-for-sale investments. The Company's investments may consist of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, and money market funds. The Company has designated all investments as available-for-sale and, therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. Realized gains and losses on the sale of investments are recorded in interest and other income (expenses), net in the consolidated statements of operations. Investments with remaining maturities at date of purchase greater than 90 days and remaining maturities as of the reporting period less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.
Equity Investment. The Company's investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the year ended December 31, 2024.
Trade accounts receivable, net
The Company’s accounts receivable consists principally of amounts due related to product sales of instrument systems and accessories, as well as installation and repair services. These receivables are generally due within 30 to 90 days of the period in which the corresponding sales occur, do not bear interest, and are classified as trade accounts receivable, net on the consolidated balance sheets. Trade accounts receivable are reported at their estimated net realizable value.
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
The changes in the allowance for credit losses for the year ended December 31, 2024 were as follows (in thousands):

Allowance for credit losses
Balance at December 31, 2022	$102
Cumulative effect adjustment upon adoption of ASU 2016-13	—
Balance at January 1, 2023	102
Utilization of allowance for credit losses	—
Provision for credit losses	270
Balance at December 31, 2023	$372
Utilization of allowance for credit losses	(197)
Provision for credit losses	135
Balance at December 31, 2024	$310
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

Estimated Useful Lives
Patent	20 years
Trademarks	10 years
Trade name	2 - 15 years
FCI developed technology	1 - 6 years
Customer relationship	7 - 9 years
Reagent licenses	7 years
IP license	5 years
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
Invoicing for products occurs upon shipment and is adjusted based on the applicable International Commercial Terms, and payment terms are 30 to 90 days. Service contracts are invoiced upfront and payment terms are generally 30 days. For those arrangements that have terms greater than one year, any payments received upfront are for reasons other than financing. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods. The Company does not typically offer discounts, rebates, incentives, or rights of return. Variable consideration is not material.
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
The Company recognizes revenue in certain circumstances before product delivery occurs (commonly referred to as bill-and-hold transactions). When the Company enters into bill-and-hold arrangements, the Company determines if the customer obtains control of the product by determining (a) the reason for the bill-and-hold arrangement; (b) whether the product was identified separately as belonging to the customer; (c) whether the product was ready for physical transfer to the customer; and (d) whether the Company was unable to utilize the product or direct it to another customer. For bill-and-

hold arrangements, the associated product inventory is identified separately by the Company as belonging to the customer and is ready for physical transfer.
During the twelve months ended December 31, 2024 and December 31, 2023, the Company recorded $0.0 million and $14.9 million, respectively, of revenue under bill-and-hold arrangements. As of December 31, 2024 and December 31, 2023, $0.0 million and $5.4 million, respectively, was included in revenue for products that had not yet shipped. As of December 31, 2022, revenue recorded under bill-and-hold arrangements was $12.1 million.
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
Assurance-type product warranties
The Company provides a one year assurance-type warranty that is included with the sale of its instruments. At the time revenue is recognized for the products, the Company establishes an accrual for estimated warranty expense based on historical data and trends of product reliability and costs of repairing and replacing defective products. The Company exercises judgment in estimating the expected product warranty costs, using data such as the historical repair costs. While management believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in the Company’s products could result in actual expenses that are below those currently estimated.
Deferred offering costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees, are capitalized, and are offset against proceeds from an offering upon the effectiveness of the offering.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of December 31, 2024, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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
Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the years ended December 31, 2024, 2023 and 2022 advertising, marketing and media expenses were $3.8 million, $3.4 million and $2.5 million, respectively.
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
Expected Volatility—Expected volatility is estimated by analyzing the historical volatility of selected industry peers, and the Company's historical market data for the assessment corresponds to the expected term of the awards.
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
The program allowed for the transfer of supplier receivables up to an aggregate outstanding balance of $20.0 million Chinese renminbi (approximately US $2.8 million) through December 25, 2024. As of December 25, 2024, the program had no outstanding balance, and no supplier had transferred their receivables to the Bank of Communications Co., Ltd. The program expired on December 25, 2024.
Recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosure of significant segment expenses and other segment items as well as incremental qualitative disclosures.
The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 22 for further information on the Company’s reportable segment.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Sales channel mix
Direct sales channel	$149,874	$147,169	$129,098
Distributor channel	50,579	45,846	34,938
Total revenue, net	$200,453	$193,015	$164,036

Customer mix
Academia and government	$80,911	$82,145	$73,706
Biotechnology, pharmaceutical, distributor and contract research organizations	119,542	110,870	90,330
Total revenue, net	$200,453	$193,015	$164,036
Revenue by geographical markets is presented in Note 22, Segment Information and Geographic Data.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2024 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,123	$—	$1,123
Service revenue	24,369	16,098	40,467
Total revenue	$25,492	$16,098	$41,590

Contract balances
The Company had immaterial amounts of contract assets included within prepaid expenses and other current assets on the consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers, and customer deposits (in thousands):

	December 31, 2024	December 31, 2023
Contract liabilities:
Deferred revenue, current	$25,492	$22,695
Deferred revenue, long-term	$16,098	$15,132
Customer deposits, which are included in 'Other current liabilities'	1,118	1,438
Total contract liabilities	$42,708	$39,265
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2021	$17,889
Revenue recognized	(24,686)
Revenue deferred	34,462
Balance at December 31, 2022	$27,665
Revenue recognized	(36,298)
Revenue deferred	47,898
Balance at December 31, 2023	$39,265
Revenue recognized	(47,190)
Revenue deferred	50,633
Balance at December 31, 2024	$42,708
5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$22,571	$35,718
Work in progress	6,488	10,454
Finished goods	14,834	14,705
Total inventories	$43,893	$60,877

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses:
Prepaid inventory	$115	$292
Prepaid rent	47	255
Prepaid insurance	804	990
Prepaid income tax	7,380	5,813
Other	3,786	2,742
Other current assets:
Tax refund receivable	—	192
Other	1,943	2,230
Total prepaid expenses and other current assets	$14,075	$12,514
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	December 31, 2024	December 31, 2023
Accrued expenses:
Accrued compensation and related benefits	$14,765	$13,748
Professional service fees	1,694	665
Purchases	1,851	1,871
Product warranty	1,796	2,805
Other	1,337	946
Total accrued expenses	$21,443	$20,035
For the product warranty analysis refer to Note 20.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	December 31, 2024	December 31, 2023
Other current liabilities:
Customer deposits	$1,118	$1,438
Income tax payable	1,516	1,297
Sales and use tax payable	2,043	1,763
Operating lease liability, current	3,756	2,444
Current portion of loan	4,658	565
Other	403	396
Total other current liabilities	$13,494	$7,903
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

Description:	December 31, 2024	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$61,722	$61,722	$—	$—
U.S. Treasury	4,743	4,743	—	—
Short-term investments:
U.S. Treasury	161,477	161,477	—	—
Corporate bonds	1,977		1,977
Commercial paper	15,691	—	15,691	—
Total	$245,610	$227,942	$17,668	$—

	December 31, 2023	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$144,892	$144,892	$—	$—
Short-term investments:
U.S. Treasury	47,366	47,366	—	—
Federal agency securities	35,818	—	35,818	—
Commercial paper	11,927	—	11,927	—
Total	$240,003	$192,258	$47,745	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
The table above does not include the Company's investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of December 31, 2024.
7.    Investments
The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury	$161,401	$88	$(12)	$161,477
Corporate bonds	1,976	1	—	1,977
Commercial paper	15,684	11	(4)	15,691
Total available-for-sale investments	$179,061	$100	$(16)	$179,145

The following table summarizes the contractual maturities of the Company's available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Mature in less than one year	$179,061	$179,145
Total	$179,061	$179,145
The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury	$47,347	$19	$—	$47,366
Federal agency securities	35,840	—	(22)	35,818
Commercial paper	11,937	—	(10)	11,927
Total available-for-sale investments	$95,124	$19	$(32)	$95,111
The following table summarizes the contractual maturities of the Company's available-for-sale securities at December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Mature in less than one year	$95,124	$95,111
Total	$95,124	$95,111
8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	December 31, 2024	December 31, 2023
Laboratory equipment	$11,639	$9,472
Leasehold improvements	3,224	3,623
Building and land	7,763	7,653
Construction in progress	357	256
Office and computer equipment	1,495	1,235
Furniture and fixtures	2,198	2,086
Total property and equipment	26,676	24,325
Less: accumulated depreciation	(8,714)	(5,920)
Property and equipment, net	$17,962	$18,405
Total depreciation expense for the years ended December 31, 2024, 2023, and 2022 were $3.5 million, $2.8 million and $1.7 million, respectively.
9.    Acquisition
On February 28, 2023, the Company completed the FCI Acquisition for an aggregate cash consideration of $44.9 million.
The FCI Acquisition expanded Cytek’s product portfolio to include high-resolution cell images with the speed, sensitivity and phenotyping abilities of flow cytometry and added cost-effective, entry-level and personal instrument options to broaden the market and research areas it services.
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
During the year ended December 31, 2024, the Company recorded the following changes as a result of measurement period adjustments to the fair value of the initial assets as follows:
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
10.    Goodwill and intangible assets, net
On October 28, 2024, Cytek Biosciences Ltd completed an immaterial acquisition of certain assets of Cytometric Engineering Ltd. (d.b.a. FlowCEL) for cash consideration of $571,732. The increase in goodwill and the customer relationships intangible during the year ended December 31, 2024 was primarily due to this acquisition.
The following table shows the components of intangible assets, net (in thousands):

	December 31, 2024	December 31, 2023
Patents and trademarks	$890	$638
Trade name	3,792	3,823
IP license	10,636	10,636
Customer relationships	11,351	10,800
Reagent license	1,800	1,800
Total intangible assets	28,469	27,697
Less: accumulated amortization	(8,341)	(4,613)
Intangible assets, net	$20,128	$23,084
Total amortization expense for the years ended December 31, 2024, 2023 and 2022 were approximately $3.7 million, $3.2 million, $0.8 million, respectively.

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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.0 million, $0.0 million, and $0.6 million product cost of sales related to royalty expense for the years ended December 31, 2024, 2023, and 2022, respectively. The Company recorded $5.5 million of reduction in interest expense for the years ended December 31, 2024, and $1.6 million, and $2.2 million of interest expense for the years ended December 31, 2023, and 2022, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $10.7 million and $19.0 million as of December 31, 2024 and December 31, 2023, respectively, and will record licensing expense in future periods.
In the fourth quarter of 2024, the Company determined that it was necessary to revise its long-term forecasted net sales subject to royalties under the BD settlement as a result of the current macroeconomic conditions and headwinds. As a result, the Company remeasured the fair value of the legal settlement liability presented in the Consolidated Balance Sheets as of December 31, 2024. Based on the updated forecast, the Company recorded a $7.3 million reduction of the legal settlement liability, with a corresponding change to interest income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024.
The following table shows the components of the legal settlement liability (in thousands):

	December 31, 2024	December 31, 2023
Current:
Legal settlement liability	$1,705	$2,561
Noncurrent:
Legal settlement liability	9,036	16,477
Total legal settlement liability	$10,741	$19,038
12.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan was denominated in Chinese renminbi and collateralized by Cytek Wuxi's cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi's name, but the use of such account was restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In

April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of December 31, 2024, the total loan amount left is $1.6 million. The current portion of the loan, $0.5 million, is included in other current liabilities. The fixed interest rate on the loan was 4.5%.
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
On February 28, 2024, based on the above mentioned line of credit, Cytek Wuxi entered into a one year loan agreement with Bank of Communications, China. The loan is denominated in Chinese renminbi and collateralized by the building purchased by Cytek Wuxi in November 2023. The total loan amount was 10 million Chinese renminbi (approximately US $1.4 million) and the interest rate is fixed at 3.45%. The loan effective term is February 28, 2024 to February 28, 2025. The interest expenses are paid on a monthly basis. The loan will be used for operating expenses. The current portion of the line of credit loan of 10 million Chinese renminbi (approximately US $1.4 million) is included in other current liabilities. Cytek Wuxi intends to pay off the total loan amount of 10 million Chinese renminbi (approximately US $1.4 million) that it borrowed from Bank of Communications, China, at the end of the loan term on February 28, 2025.
On October 24, 2024, the Company signed a maximum credit agreement with the Bank of China, Wuxi Branch, for 37 million Chinese renminbi (approximately US $5.2 million). This credit is collateralized by Cytek Wuxi's cash deposit to the bank. The 37 million Chinese renminbi (approximately US $5.2 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. The line of credit is available from October 24, 2024 to September 22, 2025. During the fourth quarter, the Company withdrew 10 million Chinese renminbi (approximately US $1.4 million) in November and an additional 10 million Chinese renminbi (approximately US $1.4 million) in December to support its operational needs. The outstanding balance as of December 31, 2024, was 17 million Chinese renminbi (approximately US $2.4 million).
13.    Common stock
As of December 31, 2024, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Company’s Board of Directors (the “Board”) and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of December 31, 2024, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
On May 17, 2023, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended December 31, 2023, the Company repurchased 5,332,769 shares of its outstanding common stock for a total cost of approximately $34.6 million at an average price per share of $6.49. During the twelve months ended December 31, 2023, the Company repurchased 6,613,780 shares of its outstanding common stock for a total cost of approximately $44.2 million at an average price per share of $6.66. The commission costs related to the repurchases were $0.1 million for both the three months and twelve months ended December 31, 2023. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2023.

On June 6, 2024, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. During the three months ended December 31, 2024, the Company repurchased 1,332,950 shares of its outstanding common stock for a total cost of approximately $7.0 million at an average price per share of $5.21. During the twelve months ended December 31, 2024, the Company repurchased 3,971,624 shares of its outstanding common stock for a total cost of approximately $21.6 million at an average price per share of $ $5.41. As of December 31, 2024, the Company had a remaining authorized amount of $28.5 million in the repurchase program. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2024.
Under these two repurchase programs, the Company has purchased an aggregate of 10,585,404 shares of its outstanding common stock for a total cost of approximately $65.5 million at an average price per share of $6.19.
On December 11, 2024, the Board approved a new program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock commencing January 1, 2025, to succeed the expiration of the previous repurchase program on December 31, 2024.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2024, we have accrued $0.4 million excise taxes related with our shares buy back.
14.    Stock-based compensation plan
Stock Plans
As of December 31, 2024, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Board elects to authorize a lesser number of shares prior to the applicable January 1. As of December 31, 2024, the total number of shares of common stock available for issuance under the 2021 Plan was 22,266,746 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the year ended December 31, 2024, 358,547 shares were issued pursuant to purchases under the ESPP. As of December 31, 2024, the total number of shares of common stock available for issuance under the ESPP was 5,150,823 shares.

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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2022	7,578,635	$7.76	7.42	$37,200
Options granted	1,295,948	10.09
Options exercised	(1,099,160)	1.33
Options forfeited	(363,937)	12.36
Options expired	(191,784)	14.60
Balance as of December 31, 2023	7,219,702	$8.74	6.90	$23,574
Options granted	1,916,670	6.86
Options exercised	(821,266)	1.23
Options forfeited	(320,447)	9.63
Options expired	(230,202)	13.59
Balance as of December 31, 2024	7,764,457	$8.89	6.85	$10,810
Options exercisable as of December 31, 2024	5,296,767	$8.79	6.07	$10,587
The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023, and 2022 were $4.61, $6.64, and $8.21 per share, respectively.
There was $14.2 million of unrecognized stock-based compensation expense related to unvested stock options as of December 31, 2024. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.29 years as of December 31, 2024.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of December 31, 2024.

RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2022	1,169,508	$13.36	1.59	$11,941
Granted	2,445,364	10.05
Vested	(624,351)	12.20
Forfeited	(382,264)	11.02
Unvested balance at December 31, 2023	2,608,257	$10.88	1.51	$23,787
Granted	3,530,685	$6.92
Vested	(1,372,225)	9.57
Forfeited	(545,839)	9.12
Unvested balance at December 31, 2024	4,220,878	$8.22	1.46	$27,393
There was $32.5 million of unrecognized stock-based compensation expense related to unvested RSU awards as of December 31, 2024. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.80 years as of December 31, 2024.
Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$4,428	$3,212	$2,855
Research and development	6,427	6,676	5,035
Sales and marketing	4,766	4,290	3,419
General and administrative	11,227	7,870	5,286
Total stock-based compensation	$26,848	$22,048	$16,595
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	6	5.96	5.91
Expected volatility	73%	71%	75%
Risk-free interest rate	4%	4%	2%
Dividend yield	—	—	—
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.5	0.5	0.5
Expected volatility	63%	67%	77%
Risk-free interest rate	5%	5%	3%
Dividend yield	—	—	—

15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan that covers substantially all of its employees (the “401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $1,823,000, $1,678,000, and $1,045,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
16.    Income taxes
For the years ended December 31, 2024, 2023, and 2022, income from continuing operations before taxes consisted of amounts related to U.S. operations and income associated with the Company’s foreign operations. The geographical breakdown of the Company’s income (loss) before provision for (benefit from) income taxes is as follows (in thousands):

	2024	2023	2022
Domestic	$(12,778)	$(16,899)	$(1,347)
International	7,078	1,190	2,607
(Loss) income before income taxes	$(5,700)	$(15,709)	$1,260
Income tax expense attributable to income from continuing operations consists of (in thousands):

	2024	2023	2022
Current provisions for income taxes:
Federal	$2,237	$4,142	$7,280
State	139	798	1,339
Foreign	830	1,528	1,442
Total current	$3,206	$6,468	$10,061

Deferred tax expense (benefit):
Federal	$(2,551)	$(8,777)	$(9,164)
State	(651)	(1,170)	(1,910)
Foreign	316	(82)	(211)
Total deferred tax expense (benefit)	$(2,886)	$(10,029)	$(11,285)

Total provision for (benefit from) income taxes	$320	$(3,561)	$(1,224)

Tax rate reconciliation
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	2024	2023	2022
U.S. federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	9.0	3.4	(60.0)
Foreign income taxed at different rates	10.0	(0.9)	(37.9)
Foreign-derived intangible income deduction	(5.2)	9.1	(39.2)
Research and development credits	14.4	12.9	(146.4)
Tax impact of foreign earnings and losses	(2.0)	(1.4)	89.4
Subpart F	1.8	(5.3)	67.2
Stock-based compensation	(44.4)	(12.2)	7.1
Other permanent adjustments	(2.2)	(0.8)	1.9
Prior year true up due to tax rate change	—	1.6	(47.1)
Change in valuation allowance, net	(9.3)	(6.5)	60.6
162M compensation	(2.7)	(0.7)	4.4
Foreign tax credit	4.2	2.1	(19.6)
Other	—	0.4	1.5
Effective tax rate	(5.4)%	22.7%	(97.1)%
Significant components of deferred taxes
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below (in thousands):

	2024	2023
Deferred tax assets
Net operating loss carryforwards	$1,610	$1,414
Foreign tax credit carryforward	1,190	854
Research and development credit carryforward	2,201	1,647
Stock based compensation	4,473	3,171
Legal settlement	2,461	4,458
Deferred revenue	6,460	6,061
Research and development capitalization	13,287	10,135
Inventory reserve	1,736	1,760
Accrued bonus	1,477	1,292
Lease liability	2,362	2,631
Other accruals	1,497	2,544
Gross deferred tax assets	38,754	35,967
Valuation allowance	(2,800)	(2,268)
Net deferred tax assets	$35,954	$33,699

Deferred tax liabilities
ROU assets	$(2,107)	$(2,392)
Depreciation and amortization	(473)	(820)
Net deferred tax liabilities	$(2,580)	$(3,212)

Net deferred tax assets (liabilities)	$33,374	$30,487

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company believes its deferred tax assets are more likely than not to be realized except for one entity in China which is expected to incur tax losses due to research and development deductions available.
As of December 31, 2024, the Company maintained a valuation allowance with respect to one of its foreign subsidiary’s net operating loss that the Company believes is not more likely than not to be realized. The Company will continue to reassess the valuation allowance annually and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
As of December 31, 2024 and 2023, the Company had state tax credit carryforwards of $4.0 million and $3.1 million, respectively, to offset future tax liability. The credit carryforwards are not subject to expiration. As of December 31, 2024 and 2023, the Company had foreign tax credit for Cytek (Shanghai) Biosciences Co., Ltd of $1.2 million and $0.9 million, respectively, which expires in 2027 if not utilized.
Section 382 of the Internal Revenue Code, as amended, places a limitation on the amount of taxable income that can be offset by net operating loss carryforwards and tax credit carryforwards after a greater than 50% change in control in ownership. California has similar rules. The Company had performed a Section 382 analysis and determined that its capitalization have resulted in such a change in prior year and current year. Utilization of the net operating loss carryforwards and tax credit carryforwards had been subject to the annual limitations under IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of the state net operating loss carryforwards before utilization.
Uncertain Tax Positions
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2024	2023	2022
Unrecognized tax benefits as of the beginning of the year	$3,635	$2,235	$1,321
(Decrease) increase related to prior year tax provisions	(897)	217	298
Increase related to current year tax provisions	861	1,183	616
Unrecognized tax benefits as of the end of the year	$3,599	$3,635	$2,235
The Company accounts for uncertain tax positions under ASC 740. As of December 31, 2024, 2023 and 2022, there was approximately $3.6 million, $3.6 million and $2.2 million, respectively, of unrecognized tax benefits. Of the unrecognized tax benefits, $3.3 million, $3.4 million and $2.0 million represents the amount that if recognized, would favorably affect the effective income tax rate in 2024, 2023 and 2022, respectively. The Company does not expect a significant change to its unrecognized tax benefits or recorded liabilities over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
The Company files income tax returns in U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. The U.S., state and foreign jurisdictions have statutes of limitations that generally range from three to five years. The Company’s federal, state and foreign income tax returns are subject to examination unless the statutes of limitations close. The Company is not currently under examination for federal, state or foreign income tax purposes.
As of December 31, 2024, the Company’s management asserted that it was their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.
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
The Company leases office facilities and equipment from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 8 years. Some leases include one or more options to renew, generally at the Company's sole discretion, with renewal terms that can extend the lease term up to five years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants. The Company is a sub-lessor in an agreement with a term of three years.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$3,385	$3,182
Short-term lease cost	625	910
Total lease cost	$4,010	$4,092
For the year ended December 31, 2024, sublease loss was $10,647, recorded as other income.
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$3,273	$3,274

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,716	$178
Supplemental balance sheet information related to leases is as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$10,168	$10,853
Included in other current liabilities:
Operating lease liabilities, current	$3,756	$2,444
Operating lease liabilities, noncurrent	7,552	9,479
Total operating lease liabilities	$11,308	$11,923

Weighted-average remaining lease term - operating leases:	3.49	4.68

Weighted-average discount rate - operating leases:	3.4%	2.7%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2024 is as follows (in thousands):

2025	$3,998
2026	2,887
2027	2,519
2028	2,062
2029	363
Thereafter	38
Total lease payments	$11,867
Less imputed interest	(559)
Total present value of lease liabilities	$11,308

18.    Commitments and contingencies
Purchase Obligations
The Company has entered into non-cancelable arrangements with third parties, primarily related to cloud computing and other information technology services. As of December 31, 2024, future payments under these contractual obligations were as follows (in thousands):

2025	$2,092
2026	2,620
2027	1,121
Thereafter	17
Total Purchase Obligations	$5,850
Legal proceedings
From time to time, the Company is involved in legal proceedings and claims. On August 14, 2024, Beckman Coulter, Inc. (“Beckman Coulter”) sued the Company in federal court in the District of Delaware, alleging that the Company's Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products infringe U.S. Patent Nos. 10,330,582 and 11,703,443, each titled “Flow Cytometer.” On October 7, 2024, the Company filed an answer denying any liability and including a counterclaim against Beckman Coulter for false marking. On October 28, 2024, Beckman Coulter filed an answer to the counterclaim, denying liability. On January 9, 2025, Beckman Coulter filed a first amended complaint, further alleging that the Company’s Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products also infringe U.S. Patent Nos. 12,174,106 and 12,174,107, each of which is also titled “Flow Cytometer” and related to the earlier asserted patents. On February 6, 2025, the Company filed an answer to the first amended complaint, denying any liability and including a counterclaim against Beckman Coulter for false patent marking. A claim construction hearing is currently scheduled for July 16, 2025, briefing on dispositive motions is currently scheduled in March and April of 2026, and a trial is scheduled for August 17, 2026. The Company intends to vigorously defend itself and pursue the counterclaim.
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

20.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	December 31, 2024	December 31, 2023
Balance, beginning of the period	$2,805	$2,126
Accrual for current year warranties	949	3,540
Warranty cost incurred	(1,958)	(2,861)
Balance, end of period	$1,796	$2,805
21.    Net (loss) income attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net (loss) income attributable to common stockholders per share for the years ended December 31, 2024, 2023, and 2022 (in thousands except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net (loss) income	$(6,020)	$(12,148)	$2,484
Less: net loss (income) allocated to noncontrolling interests	—	—	92

Net (loss) income attributable to common stockholders, basic and diluted	$(6,020)	$(12,148)	$2,576

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	130,611,330	135,283,044	134,510,831
Effect of employee stock plans	—	—	4,051,280
Weighted-average common shares outstanding, attributable to common stockholders, diluted	130,611,330	135,283,044	138,562,111

Net (loss) income attributable to common stockholders per share, basic	$(0.05)	$(0.09)	$0.02
Net (loss) income attributable to common stockholders per share, diluted	$(0.05)	$(0.09)	$0.02
Stock-based compensation awards of approximately $7.2 million, $9.0 million, and $3.5 million shares for the years ended December 31, 2024, 2023, and 2022, respectively, were outstanding but were not included in the computation of diluted net income (loss) per share attributable to Cytek Biosciences, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
22.    Segment Information and Geographic Data
Segment Information
The Company operates and manages its business activities on a consolidated basis and has one operating and reportable segment, as defined under ASC 280, Segment Reporting. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”), who decides how to allocate resources and assess performance. The Company’s Chief Executive Officer serves as the CODM and is responsible for evaluating the Company’s financial performance and allocating resources. The CODM uses net income as the measure of profit or loss to allocate resources, assess performance, and monitor budgets against actual results.
Further, the CODM reviews the significant segment expenses in the table below on net (loss) income when assessing performance and allocating resources, as well as those used for strategic decisions related to headcount and capital expenditures. The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.
The following table reflect the Company’s significant segment expenses:

(In thousands)	2024	2023	2022
Revenue, net:
Product	$153,263	$156,717	$148,600
Service	47,190	36,298	15,436
Total revenue, net	200,453	193,015	164,036
Cost of sales (excluding stock-based compensation)	82,922	78,655	59,024
Amortization - license & IP expense	1,997	1,721	1,183
Sales (excluding stock-based compensation)	29,320	25,510	17,120
Marketing (excluding stock-based compensation)	15,028	19,349	12,692
Research and development (excluding stock-based compensation)	32,975	37,475	29,823
General and administrative (excluding stock-based compensation)	31,885	36,102	29,403
Stock-based compensation expense	26,848	22,048	16,594
Other segment items	(14,504)	(15,696)	(4,288)
Net (loss) income	$(6,020)	$(12,148)	$2,484
Other segment items include other income (expenses) and interest income (expenses).
Revenue by geographic location
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$92,610	$102,085	$94,592
EMEA	62,341	53,178	43,958
APAC	35,770	31,598	22,523
Other	9,732	6,154	2,963
Total revenue, net	$200,453	$193,015	$164,036
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
The Company had no major customers and no individual country represented more than 10% of total revenues for the years ending December 31, 2024, 2023, and 2022.

Long-lived assets by geographic location
As of December 31, 2024 and December 31, 2023, the Company’s long-lived assets by geographic area were as follows (in thousands):

	December 31, 2024	December 31, 2023

United States	$8,228	$8,814
EMEA	435	325
APAC	9,299	9,266
Total	$17,962	$18,405
As of December 31, 2024 and December 31, 2023, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.
23.    Subsequent Events
Credit Agreement
On January 6, 2025, Cytek (Shanghai) Biosciences Co., Ltd. signed a maximum credit agreement with Bank of Ningbo, for 10 million Chinese renminbi (approximately US $1.4 million). Cytek Wuxi collateralizes this credit to the bank, and the interest rate is fixed at 3.1%. The line of credit is available from January 7, 2025 to January 9, 2026. On January 15, 2025, Cytek (Shanghai) Biosciences Co., Ltd. withdrew $2.0 million Chinese renminbi (approximately US $0.3 million) to support its operational needs. As of February 27, 2025, the outstanding balance was 8 million Chinese renminbi (approximately US $1.1 million).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control, our disclosure controls and procedures were not effective as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
We identified deficiencies in the control environment and control activities components of the COSO Framework that constitute material weaknesses, either individually or in the aggregate.
•Control environment – Management did not maintain an effective control environment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, the Company’s resources within its accounting and IT function require additional time to perform their assigned responsibilities for a sufficient period of time to evidence an effective control environment.
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

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024 and has issued an attestation report on our internal controls over financial reporting, which is included herein.
Remediation Plan and Status
We remain committed to remediating the control deficiencies that constituted the above material weaknesses by continuing to enhance our internal control over financial reporting. Management has put in place measures aimed at addressing these deficiencies to ensure the material weaknesses are remediated. such that these controls are designed, implemented and operating effectively. Throughout 2024, we have executed, and we will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:
•We have augmented our workforce with qualified personnel in both our accounting and information technology functions. We have appointed personnel that are qualified to assume responsibility for the design and operation of internal control over financial reporting and monitor the progress for remediation.
•We are continuing to revise and improve the design of our controls, implement reviews and monitor the effectiveness of our internal control environment with external consultants with subject matter expertise, including GITCs.
•We are committed to an ongoing process to revise and implement new controls, update documentation.
•We will continue to expand education and training, enforce accountability, and strengthen supervisory reviews by our management.
•We will continue to focus on control execution and monitoring internal controls within our revenue and inventory processes.
•We are committed to further strengthen GITCs related to financial accounting and reporting systems including implementing monitoring controls as appropriate. We invested in redesigning of our IT systems in 2024 through early 2025 to get those systems in compliance.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cytek Biosciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cytek Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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
Control environment – Management did not maintain an effective control environment based on the criteria established in COSO and identified deficiencies in the principles associated with the control environment of COSO. Specifically, the Company’s resources within its accounting and IT function require additional time to perform their assigned responsibilities for a sufficient period of time to evidence an effective control environment.
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
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
San Jose, California
February 27, 2025

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance - Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the Investor Relations section of our website at https://investors.cytekbio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report.
We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers and employees and by the Company itself. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the Nasdaq Stock Market. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the caption “Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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
(3)List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Asset Purchase Agreement, dated February 13, 2023, by and between Cytek, Inc. and Luminex Corporation	10-K	001-40632	10.16	03/01/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of common stock certificate of Cytek Biosciences, Inc.	S-1/A	333-257663	4.1	07/19/2021
4.3	Description of Securities.	10-K	001-40632	4.3	03/01/2023
10.1	Cytek Biosciences, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-257663	10.2	07/02/2021
10.2	Forms of Option Agreement, Notice of Stock Option Grant and Exercise Notice under Cytek Biosciences, Inc. 2015 Equity Incentive Plan.	S-1	333-257663	10.3	07/02/2021
10.3	Cytek Biosciences, Inc. 2021 Equity Incentive Plan.	S-1/A	333-257663	10.4	07/19/2021
10.4	Forms of Option Agreement and Notice of Stock Option Grant under 2021 Equity Incentive Plan.	S-1/A	333-257663	10.5	07/19/2021
10.5	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-40632	10.2	11/12/2021
10.6	Forms of Option Agreement and Notice of Stock Option Grant under 2021 Equity Incentive Plan, effective August 23, 2022.	10-Q	001-40632	10.1	11/09/2022

10.7	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan, effective August 23, 2022.	10-Q	001-40632	10.2	11/09/2022
10.8	Cytek Biosciences, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-257663	10.6	07/19/2021
10.9	Form of Indemnification Agreement, by and between Cytek Biosciences, Inc. and each of its directors and executive officers.	S-1/A	333-257663	10.7	07/19/2021
10.10	Offer letter, by and between Cytek Biosciences, Inc. and Valerie Barnett, dated January 12, 2021.	10-Q	001-40632	10.1	05/09/2023
10.11	Offer letter, by and between Cytek Biosciences, Inc. and Allen Poirson, Ph.D., dated March 23, 2021.	10-Q	001-40632	10.2	05/08/2024
10.12	Offer letter, by and between Cytek Biosciences, Inc. and William McCombe, dated March 18, 2024.	8-K	001-40632	10.1	03/19/2024
10.13	Cytek Biosciences, Inc. Second Amended and Restated Severance Benefit Plan.	10-Q	001-40632	10.1	05/08/2024
10.14+	Supply Agreement between the Registrant and Cytek (Wuxi) Biosciences Co., Ltd, a China subsidiary of Cytek Biosciences, Inc., and Coherent NA, Inc. dated August 25, 2021.	10-Q	001-40632	10.1	11/12/2021
10.15+	Supply and License Agreement, by and between Biotium, Inc. and Cytek Biosciences, Inc., dated as of September 1, 2020.	S-1	333-257663	10.11	07/02/2021
10.16+	Settlement, License, and Equity Issuance Agreement, by and between Becton, Dickinson and Company and Cytek Biosciences, Inc., dated October 5, 2020.	S-1	333-257663	10.12	07/02/2021
10.17	Lease, by and between SNH Medical Office Properties Trust and Cytek Biosciences, Inc., dated November 20, 2020.	S-1	333-257663	10.14	07/02/2021
10.18	First Amendment to Lease, by and between DHC ZB Properties LLC and Cytek Biosciences, Inc., dated October 28, 2024.					X
10.19	Equity Distribution Agreement, by and between the Company and Piper Sandler & Co. dated August 26, 2022.	S-3	333-267118	1.2	08/26/2022
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
97.0	Cytek Biosciences, Inc. Incentive Compensation Recoupment Policy	10-K	001-40632	97	03/13/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X
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

Cytek Biosciences, Inc.

Date: February 27, 2025	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2025	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wenbin Jiang, William McCombe and Valerie Barnett, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wenbin Jiang	President, Chief Executive Officer and Director	February 27, 2025
Wenbin Jiang, Ph.D.	(Principal Executive Officer)

/s/ William McCombe	Chief Financial Officer	February 27, 2025
William McCombe	(Principal Financial and Accounting Officer)

/s/ Ming Yan	Chief Technology Officer and Director	February 27, 2025
Ming Yan, Ph.D.

/s/ Jack Ball	Director	February 27, 2025
Jack Ball

/s/ Don Hardison	Director	February 27, 2025
Don Hardison

/s/ Deborah Neff	Director	February 27, 2025
Deborah Neff

/s/ Michael Holder	Director	February 27, 2025
Michael Holder

/s/ Vera Imper	Director	February 27, 2025
Vera Imper, Ph.D.