Form 10-Q
period 2025-03-31
Cytek Biosciences, Inc.
filed 2025-05-08
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of April 30, 2025 was 126,659,196.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$95,299	$98,716
Restricted cash	—	29
Marketable securities	170,314	179,145
Trade accounts receivable, net	55,029	60,588
Inventories	45,347	43,893
Prepaid expenses and other current assets	14,512	14,075
Total current assets	380,501	396,446
Deferred income tax assets, noncurrent	33,709	33,374
Property and equipment, net	17,834	17,962
Operating lease right-of-use assets	9,869	10,168
Goodwill	16,678	16,663
Intangible assets, net	19,431	20,128
Other noncurrent assets	4,574	4,759
Total assets	$482,596	$499,500
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,247	$5,529
Legal settlement liability, current	1,705	1,705
Accrued expenses	19,197	21,443
Other current liabilities	12,836	13,494
Deferred revenue, current	27,706	25,492
Total current liabilities	67,691	67,663
Legal settlement liability, noncurrent	8,819	9,036
Deferred revenue, noncurrent	15,717	16,098
Operating lease liability, noncurrent	7,448	7,552
Long term debt	918	1,050
Other noncurrent liabilities	2,380	2,364
Total liabilities	102,973	103,763
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of March 31, 2025 and December 31, 2024, respectively; 127,599,142 and 129,205,901 issued and outstanding shares as of March 31, 2025 and December 31, 2024, respectively.	128	129
Additional paid-in capital	426,705	430,791
Accumulated deficit	(46,601)	(35,199)
Accumulated other comprehensive (loss) gain	(609)	16
Total stockholders’ equity	379,623	395,737
Total liabilities and stockholders’ equity	$482,596	$499,500
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenue, net:
Product	$28,110	$34,122
Service	13,347	10,738
Total revenue, net	41,457	44,860
Cost of sales:
Product	15,529	16,746
Service	5,771	5,101
Total cost of sales	21,300	21,847
Gross profit	20,157	23,013
Operating expenses:
Research and development	9,725	9,796
Sales and marketing	12,509	12,543
General and administrative	12,898	11,408
Total operating expenses	35,132	33,747
Loss from operations	(14,975)	(10,734)
Other income (expense):
Interest expense	(291)	(441)
Interest income	508	1,359
Other income, net	3,492	823
Total other income, net	3,709	1,741
Loss before income taxes	(11,266)	(8,993)
Provision for (benefit from) income taxes	136	(2,824)
Net loss	(11,402)	(6,169)
Net loss, basic and diluted	$(11,402)	$(6,169)
Net loss per share, basic	$(0.09)	$(0.05)
Net loss per share, diluted	$(0.09)	$(0.05)
Weighted-average shares used in calculating net loss per share, basic	128,339,481	130,920,971
Weighted-average shares used in calculating net loss per share, diluted	128,339,481	130,920,971
Comprehensive loss:
Net loss	$(11,402)	$(6,169)
Foreign currency translation adjustment, net of tax	(560)	(244)
Unrealized loss on marketable securities	(65)	(35)
Net comprehensive loss	$(12,027)	$(6,448)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2024	129,205,901	129	430,791	(35,199)	16	$395,737
Shares issued in connection with employee stock plans	500,830	1	38	—	—	39
Shares of Common Stock withheld related to net share settlement	(29,006)	—	(129)	—	—	(129)
Repurchase of shares	(2,078,583)	(2)	(10,625)	—	—	(10,627)
Stock-based compensation	—	—	6,630	—	—	6,630
Unrealized loss on marketable securities	—	—	—	—	(65)	(65)
Foreign currency translation adjustment, net of tax	—	—	—	—	(560)	(560)
Net loss	—	—	—	(11,402)	—	(11,402)
Balances at March 31, 2025	127,599,142	$128	$426,705	$(46,601)	$(609)	$379,623

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2023	130,714,906	$131	$423,386	$(29,178)	$(1,275)	$393,064
Shares issued in connection with employee stock plans	559,325	—	506	—	—	506
Shares of Common Stock withheld related to net share settlement	(20,050)	—	(148)	—	—	(148)
Stock-based compensation	—	—	5,640	—	—	5,640
Unrealized loss on marketable securities	—	—	—	—	(35)	(35)
Foreign currency translation adjustment, net of tax	—	—	—	—	(244)	(244)
Net loss	—	—	—	(6,169)	—	(6,169)
Balances at March 31, 2024	131,254,181	$131	$429,384	$(35,347)	$(1,554)	$392,614
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(11,402)	$(6,169)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,875	1,699
Amortization of operating lease-right-of use assets	1,009	761
Stock-based compensation	6,630	5,640
Loss on disposal of property and equipment	101	47
Provision for credit losses	—	121
Provision for excess and obsolete inventory	314	912
Deferred income taxes	(336)	—
Loss on investments, accretion, and amortization, net	(1,493)	(1,202)
Interest expenses for accretion of the legal settlement liabilities	148	301
Change in operating assets and liabilities:
Trade accounts receivable	6,449	4,235
Inventories	(1,503)	4,773
Prepaid expenses and other assets	(149)	(2,925)
Trade accounts payable	410	615
Accrued expenses and other liabilities	(2,121)	(4,599)
Legal settlement liabilities	(365)	(67)
Operating lease liabilities	(1,035)	(727)
Deferred revenue	1,343	542
Net cash (used in) provided by operating activities	(125)	3,957
Cash flows from investing activities:
Purchases of marketable securities	(60,161)	(77,132)
Proceeds from maturities of marketable securities	70,431	72,000
Proceeds from sale of property and equipment	33	—
Purchase of property and equipment	(849)	(567)
Purchase of intangible assets	(2)	(55)
Net cash provided by (used in) investing activities	9,452	(5,754)
Cash flows from financing activities:
Repayment of loan	(1,518)	(139)
Payments for taxes related to net share settlement of equity awards	(129)	(148)
Proceeds from issuance of common stock under employee stock plans	39	506
Proceeds from line of credit	690	1,394
Payments for repurchase of shares	(10,627)	—
Net cash (used in) provided by financing activities	(11,545)	1,613
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,228)	1,695
Cash, cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,446)	1,511
Cash, cash equivalents and restricted cash at beginning of period	98,745	167,630
Cash, cash equivalents and restricted cash at end of period	$95,299	$169,141
Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable or accrued purchase at period end	$234	$288
Intangible asset in accounts payable or accrued expenses at period end	$47	$46
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$599	$—
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Notes to consolidated financial statements
1.    Description of business
Cytek Biosciences, Inc. (“Cytek” or the “Company”) is a leading cell analysis solutions company advancing the next generation of cell analysis tools with its novel technical approach of leveraging the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling™” or “FSP®” technology). The Company is focused on becoming the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications.
The Company has successfully developed and manufactured its full spectrum flow cytometry platform (“instrument(s)” or “product(s)”). The Company’s FSP cell analyzers, the Cytek® Aurora™ and Northern Lights™ systems, deliver high-resolution, high-content and high-sensitivity cell analysis. The Company also launched its Cytek Aurora cell sorter (“Aurora CS system”), which leverages FSP technology to further broaden potential applications across cell analysis. The Company’s FSP platform includes instruments, accessories, reagents, software, and services to provide a comprehensive and integrated suite of solutions for its customers.
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
Variable interest entities and voting interest entities
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a variable interest entity (“VIE”) and therefore subject to the consolidation requirements under the VIE model. Only if the entity does not meet the definition of a VIE, the Company will apply the voting interest entity model (“VOE”) or other applicable GAAP metric. VOEs are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates VOEs in which it has greater than 50% of the voting shares and other equity holders do not have substantive voting, participating or liquidation rights. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company consolidates a VIE where it has been determined that the Company is the primary beneficiary of the entity’s operations. The Company does not currently hold an interest in a VIE.
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
The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents, and restricted cash was $95.3 million and $98.7 million as of March 31, 2025 and December 31, 2024, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of March 31, 2025.
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Cash	$19,497	$32,251
U.S. Treasury	9,236	4,743
Money market funds	66,565	61,722
Restricted cash	—	29
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$95,299	$98,745
Short-term restricted cash
As of March 31, 2024, advance payments to Cytek Biosciences B.V. totaled $0.4 million. The restricted cash will be released into the Company’s normal cash account upon Cytek Biosciences B.V.’s fulfillment of its delivery commitment.
As of March 31, 2025, all short-term restricted cash had been released, and there was no short-term restricted cash with Cytek Biosciences B.V.
Investments
Available-for-sale investments. The Company’s investments may consist of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, and money market funds. The Company has designated all investments as available-for-sale and, therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. The Company generally holds securities until maturity;

however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. Realized gains and losses on the sale of investments are recorded in interest and other income, net in the consolidated statements of operations and comprehensive loss. Investments with remaining maturities at date of purchase greater than 90 days and remaining maturities as of the reporting period less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.
Equity Investments. The Company’s equity investments consist of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended March 31, 2025.
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
There were no significant changes in the allowance for credit losses for the three months ended March 31, 2025.
Inventories
Inventories are stated at the lower of cost and net realizable value. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on an estimate of demand for products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. The Company’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. If inventory is written down, a new cost basis is established that cannot be increased in future periods.
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

Estimated Useful Lives
Building	20 years
Furniture and fixtures	5 - 7 years
Laboratory equipment	5 - 10 years
Office and computer equipment	3 - 5 years
Leasehold improvements	Shorter of expected lease term or estimated useful life
Upon sale or retirement of the assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statements of operations and comprehensive loss. Expenditures for general maintenance and repairs are expensed as incurred.
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
Invoicing for products occurs upon shipment and is adjusted based on the applicable International Commercial Terms, and payment terms are 30 to 90 days. Service contracts are invoiced upfront and payment terms are generally 30 days. For those arrangements that have terms longer than one year, any payments received upfront are for reasons other than financing. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods. The Company does not typically offer discounts, rebates, incentives, or rights of return. Variable consideration is not material.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of March 31, 2025, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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
Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For each of the three months ended March 31, 2025 and 2024, advertising, marketing and media expenses were $1.2 million and $0.9 million, respectively.

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
Expected Volatility—Expected volatility is estimated by analyzing the historical volatility of selected industry peers, and the Company’s historical market data for the assessment corresponds to the expected term of the awards.
Expected Term—Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method.
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
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy for interest and penalties related to uncertain tax positions is to recognize interest and penalties, if any, in interest expense and other expense, respectively, in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties, if any, are included in accrued expenses in the consolidated balance sheet.
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
Business Combinations
The Company uses the acquisition method of accounting under ASC 805, Business Combinations. Each acquired company’s operating results are included in the Company’s consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
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

4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended March 31,
	2025	2024
Sales channel mix
Direct sales channel	$29,970	$34,320
Distributor channel	11,487	10,540
Total revenue, net	$41,457	$44,860

Customer mix
Academia and government	$17,132	$18,404
Biotechnology, pharmaceutical, distributor and contract research organizations	24,325	26,456
Total revenue, net	$41,457	$44,860
Revenue by geographical markets is presented in Note 21.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2025 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$983	$—	$983
Service revenue	26,723	15,717	42,440
Total revenue	$27,706	$15,717	$43,423
Contract balances
The Company had immaterial amounts of contract assets included within prepaid expenses and other current assets on the consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers, and customer deposits (in thousands):

	March 31, 2025	December 31, 2024
Contract liabilities:
Deferred revenue, current	$27,706	$25,492
Deferred revenue, long-term	15,717	16,098
Customer deposits, which are included in 'Other current liabilities'	1,043	1,118
Total contract liabilities	$44,466	$42,708

The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2023	$39,265
Revenue recognized	(47,190)
Revenue deferred	50,633
Balance at December 31, 2024	$42,708
Revenue recognized	(13,347)
Revenue deferred	15,105
Balance at March 31, 2025	$44,466
5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$23,736	$22,571
Work in progress	6,392	6,488
Finished goods	15,219	14,834
Total inventories	$45,347	$43,893
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses:
Prepaid inventory	$300	$115
Prepaid rent	55	47
Prepaid insurance	511	804
Prepaid income tax	7,380	7,380
Other	3,803	3,786
Other current assets:
Tax refund receivable	178	—
Other	2,285	1,943
Total prepaid expenses and other current assets	$14,512	$14,075
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses:
Accrued compensation and related benefits	$10,888	$14,765
Professional service fees	2,922	1,694
Purchases	1,900	1,851
Product warranty	1,732	1,796
Other	1,755	1,337
Total accrued expenses	$19,197	$21,443

For the product warranty analysis refer to Note 20.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	March 31, 2025	December 31, 2024
Other current liabilities:
Customer deposits	$1,043	$1,118
Income tax payable	1,822	1,516
Sales and use tax payable	2,287	2,043
Operating lease liability, current	3,538	3,756
Current portion of loan and line of credit	3,993	4,658
Other	153	403
Total other current liabilities	$12,836	$13,494
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

Description:	March 31, 2025	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$66,565	$66,565	$—	$—
U.S Treasury	$9,236	$9,236	$—	$—
Short-term investments:
U.S. Treasury	$138,765	$138,765	$—	$—
Corporate bonds	$10,845	$—	$10,845	$—
Commercial paper	$20,703	$—	$20,703	$—
Total	$246,114	$214,566	$31,548	$—

Description:	December 31, 2024	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$61,722	$61,722	$—	$—
U.S. Treasury	$4,743	$4,743	$—	$—
Short-term investments:
U.S. Treasury	161,477	161,477	—	—
Corporate bonds	1,977	—	1,977	—
Commercial paper	15,691	—	15,691	—
Total	$245,610	$227,942	$17,668	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

The table above does not include the Company’s investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of March 31, 2025.
7.    Investments
The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of March 31, 2025 (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$138,755	$25	$(14)	$138,766
Corporate bonds	10,841	4	—	$10,845
Commercial paper	20,698	6	(1)	20,703
Total available-for-sale investments	$170,294	$35	$(15)	$170,314
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at March 31, 2025 (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$170,294	$170,314
Total	$170,294	$170,314

The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$161,401	$88	$(12)	$161,477
Corporate bonds	1,976	1	—	1,977
Commercial paper	15,684	11	(4)	15,691
Total available-for-sale investments	$179,061	$100	$(16)	$179,145
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Mature in less than one year	$179,061	$179,145
Total	$179,061	$179,145

8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$11,749	$11,639
Leasehold improvements	3,572	3,224
Building and land	7,622	7,763
Construction in progress	654	357
Office and computer equipment	1,603	1,495
Furniture and fixtures	2,277	2,198
Total property and equipment	27,478	26,676
Less: accumulated depreciation	(9,644)	(8,714)
Property and equipment, net	$17,834	$17,962
Total depreciation expense for the three months ended March 31, 2025 and 2024 was $0.9 million and $0.8 million, respectively.
9.    Acquisition
On February 28, 2023, the Company completed the FCI Acquisition for an aggregate cash consideration of $44.9 million.
The FCI Acquisition expanded the Company’s product portfolio to include high-resolution cell images with the speed, sensitivity and phenotyping abilities of flow cytometry and added cost-effective, entry-level and personal instrument options to broaden the market and research areas the Company services.
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

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the FCI Acquisition:

(in thousands)
Fair value of assets acquired and liabilities assumed:
Inventories	$18,695
Property and equipment	3,040
Prepaid expenses	70
Deferred tax assets	570
Intangible assets
Customer relationships	8,600
Amnis ImageStream® developed technology	10,000
Guava easyCyte™ and Muse® developed technology	140
Amnis FlowSight® and CellStream® developed technology	20
Amnis trade name	2,900
Guava trade name	90
Goodwill	6,039
Deferred revenue	(4,952)
Accrued warranty costs	(316)
Fair value of net assets acquired	$44,896
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

Intangible assets identified for recognition separate from goodwill were those that satisfied either the contractual or legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	Fair Value	Useful life (years)
	(In thousands, except for years)
Customer relationships	$8,600	9
Amnis ImageStream® developed technology	10,000	6
Guava easyCyte™ and Muse® developed technology	140	2
Amnis FlowSight® and CellStream® developed technology	20	1
Amnis trade name	2,900	15
Guava trade name	90	3
Total	$21,750
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
The fair value of the intangible assets acquired were estimated using variations of the income approach. The fair value of the customer relationships intangible asset was determined based on the multi-period excess earnings method and the relief-from-royalty method was utilized to estimate the fair values of the trade name and FCI developed technology intangible assets. The key assumptions used in estimating the fair values of intangible assets included forecasted financial information; customer retention rates; factors for technological obsolescence; royalty rates and discount rates. The cash flow projections were discounted using rates ranging from 29.0% to 39.0%. The cash flows were based on estimates used to price the transaction, including market participant considerations, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

All acquired intangibles are being amortized over their estimated useful lives using the straight-line method of amortization.
The fair value assigned to the assets acquired are based on reasonable assumptions and estimates that market participants would use. Actual results may differ from these estimates and assumptions.
The results of operations for the FCI Business are included in the consolidated financial statements of the Company from the date of the acquisition.
10.    Goodwill and intangible assets, net
The following table shows the components of intangible assets, net (in thousands):

	March 31, 2025	December 31, 2024
Patents and trademarks	$949	890
Trade name	3,792	3,792
IP license	10,636	10,636
Customer relationships	11,368	11,351
Reagent license	1,800	1,800
Land use right	179	—
Total intangible assets	28,724	28,469
Less: accumulated amortization	(9,293)	(8,341)
Intangible assets, net	$19,431	$20,128
Total amortization expense for the three months ended March 31, 2025 and 2024 was approximately $0.9 million and $0.9 million, respectively.
11.    Legal settlement liability
On February 13, 2018, Becton, Dickinson, and Company (“BD”) filed a lawsuit against the Company alleging trade secret misappropriation and copyright infringement. On October 6, 2020, the Company entered into a Settlement, License and Equity Issuance Agreement with BD pursuant to which the Company and BD agreed to a mutual release of all claims against each other as of the date thereof (the “BD Agreement”). Additionally, BD granted Cytek a non-exclusive, irrevocable, perpetual, worldwide and non-transferable license to certain BD patents and covenanted that it would not enforce or permit or encourage the enforcement of BD patents against Cytek or its affiliates in connection with the development, manufacture, use, importation, offer for sale or sale of its then-current instruments. In exchange, the Company agreed that Cytek and its affiliates would not dispute or challenge in a legal proceeding the validity, enforceability or scope of the applicable BD patent claims and agreed to make certain payments to BD, including (i) a one-time upfront payment of $2.0 million, (ii) a low single digit royalty payment for ten years, based on net sales of certain of its products, (iii) $6.0 million milestone payment upon the occurrence of a certain sales threshold, and (iv) a specified payment upon the closing of a change of control transaction, if any. The Company also issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020 in connection with the BD settlement. The Company achieved the sales milestone and made the milestone payment in the quarter ended December 31, 2021.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning with the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.3 million and $0.3 million of interest expense for the three months ended March 31, 2025 and 2024, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended

December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $10.5 million and $10.7 million as of March 31, 2025 and December 31, 2024, respectively.
The following table shows the components of the legal settlement liability (in thousands):

	March 31, 2025	December 31, 2024
Current:
Legal settlement liability	$1,705	$1,705
Noncurrent:
Legal settlement liability	8,819	9,036
Total legal settlement liability	$10,524	$10,741
12.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan was denominated in Chinese renminbi and collateralized by Cytek Wuxi’s cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi’s name, but the use of such account was restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of March 31, 2025, the total outstanding loan amount is $1.5 million. The current portion of the loan, $0.6 million, is included in other current liabilities. As of March 31, 2025, the interest rate on the loan was 3.8%, which is based on the five-year Loan Prime Rate (LPR) plus a margin of 0.2%.
On January 16, 2024, the Company signed a maximum credit agreement with Bank of Communications, China. for 40 million Chinese renminbi (approximately US $5.7 million). This credit was collateralized by the Wuxi building purchased in November 2023. 20 million Chinese renminbi (approximately US $2.8 million) under the credit agreement served as collateral for the Wuxi Loan. The remaining 20 million Chinese renminbi (approximately US $2.8 million) was available as a short-term loan for normal business operation requirements. The line of credit was available from December 25, 2023 to December 25, 2024.
On February 28, 2024, based on the above mentioned line of credit, Cytek Wuxi entered into a one year loan agreement with Bank of Communications, China. The loan was denominated in Chinese renminbi and collateralized by the building purchased by Cytek Wuxi in November 2023. The total loan amount was 10 million Chinese renminbi (approximately US $1.4 million) and the interest rate was fixed at 3.45%. The loan effective term was February 28, 2024 to February 28, 2025. The interest expenses was paid on a monthly basis. The loan was used for operating expenses. The loan was paid in full at the end of the loan term on February 28, 2025.
On October 24, 2024, the Company signed a maximum credit agreement with the Bank of China, Wuxi Branch, for 37 million Chinese renminbi (approximately US $5.2 million). This credit is collateralized by Cytek Wuxi’s cash deposit to the bank. The 37 million Chinese renminbi (approximately US $5.2 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. The line of credit is available from October 24, 2024 to September 22, 2025. During the fourth quarter of 2024, the Company withdrew 10 million Chinese renminbi (approximately US $1.4 million) in November and an additional 10 million Chinese renminbi (approximately US $1.4 million) in December to support its operational needs. The outstanding balance as of March 31, 2025 was 17 million Chinese renminbi (approximately US $2.4 million).
On January 6, 2025, Cytek (Shanghai) Biosciences Co., Ltd. signed a maximum credit agreement with the Bank of Ningbo for 10 million Chinese renminbi (approximately US $1.4 million). Collateral for the credit was provided to the bank by Cytek Wuxi. In January and March of 2025, Cytek (Shanghai) Biosciences Co., Ltd. withdrew 2.0 million Chinese renminbi (approximately US $0.3 million) and 3.0 million Chinese renminbi (approximately US $0.45 million), respectively, to support its operational needs. The interest rate was at 3.1% and 2.55%, respectively, and the lines of credit are due on January 9 and March 3, 2026, respectively. As of March 31, 2025, the outstanding balance was 5 million Chinese renminbi (approximately US $0.75 million).
13.    Common stock
As of March 31, 2025, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Company’s Board of Directors (the “Board”) and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
In connection with the filing by the Company of the Registration Statement on August 26, 2022, the Company also entered into the “2022 Sales Agreement”-with Piper as sales agent to sell from time to time up to $150 million of the Company’s common stock through an “at-the-market” offering program as defined in Rule 415 promulgated under the Securities Act.
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of March 31, 2025, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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
On December 11, 2024, the Board approved a new program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock commencing January 1, 2025. During the three months ended March 31, 2025, the Company repurchased 2,078,583 shares of its outstanding common stock for a total cost of approximately $10.6 million at an average price per share of $5.05. As of March 31, 2025, the Company had a remaining authorized amount of $39.5 million in the repurchase program. The repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program will expire on December 31, 2025.
Under these three repurchase programs, the Company has purchased an aggregate of 12,663,987 shares of its outstanding common stock for a total cost of approximately $76.0 million at an average price per share of $6.0.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of March 31, 2025, the Company accrued $0.5 million in excise taxes related with its share repurchases.
14.    Stock-based compensation plan
Stock Plans
As of March 31, 2025, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of March 31, 2025, the total number of shares of common stock available for issuance under the 2021 Plan was 23,426,234 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of March 31, 2025, the total number of shares of common stock available for issuance under the ESPP was 6,442,882 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2024	7,764,457	$8.89	6.85	$10,810
Options granted	2,404,403	4.31
Options exercised	(44,629)	0.84
Options forfeited	0	—
Options expired	(20,462)	14.80
Balance as of March 31, 2025	10,103,769	$7.82	7.43	$43,341
Options exercisable as of March 31, 2025	5,566,365	$9.01	5.96	$22,067
The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 were $2.72 and $4.74 per share, respectively.

There was $17.8 million of unrecognized stock-based compensation expense related to unvested stock options as of March 31, 2025. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 3 years as of March 31, 2025.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of March 31, 2025.
RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2024	4,220,878	$8.22	1.46	$27,393
Granted	1,710,718	4.32
Vested	(456,201)	9.00
Forfeited	(61,056)	7.73
Unvested balance at March 31, 2025	5,414,339	$6.93	1.6	$58,367
As of March 31, 2025, $35.9 million of unrecognized stock-based compensation expense related to unvested RSU awards. The unrecognized stock-based compensation expense is estimated to be recognized over a weighted-average period of approximately 3 years.
Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended March 31,
	2025	2024
Cost of sales	$1,086	$945
Research and development	1,577	1,322
Sales and marketing	1,205	1,007
General and administrative	2,762	2,366
Total stock-based compensation	$6,630	$5,640
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended March 31,
	2025	2024
Expected term (in years)	6.0	6.0
Expected volatility	66%	73%
Risk-free interest rate	4%	4%
Dividend yield	-	-

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2025	2024
Expected term (in years)	0.5	0.5
Expected volatility	73%	52%
Risk-free interest rate	4%	5%
Dividend yield	-	-
15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan that covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $0.45 million and $0.40 million for the three months ended March 31, 2025 and 2024, respectively.
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
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy for interest and penalties related to uncertain tax positions is to recognize interest and penalties, if any, in interest expense and other expense, respectively, in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties, if any, are included in accrued expenses in the consolidated balance sheet.
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
The Company’s effective income tax rate from continuing operations was (1.1)% and 31.4% for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective income tax rate for the three months ended March 31, 2025 is negative as income tax expense is recorded on an operating loss. The Company’s negative income tax rate is due to non-deductible stock-based compensation, and the Company’s mix of earnings between various taxing jurisdictions, partially offset by stock compensation deductions, and federal and state research credits. The effective income tax rate for the three months ended March 31, 2024 was higher than the US federal statutory tax rate primarily due to state income taxes, non-deductible stock-based compensation, the Company’s mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits.
Realization of the Company’s deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, the Company considers its historical, as well as future projected, taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes the Company’s realization of tax attributes, assessment of tax credits, and utilization of net operating loss carryforwards during the year.
Components of our results of operations:
Income Taxes:
The Company’s benefit from income taxes consists primarily of provision for foreign taxes. As the Company plans to expand the scale and scope of its international business activities, any changes in the United States and foreign taxation of such activities may increase the Company’s overall provision for income taxes in the future.
Results of operations:

The following table displays the benefit from income taxes for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,		Change
	2025	2024	Amount	%

Provision for (benefit from) income taxes	$136	$(2,824)	$2,960	(105)%
Income tax expense was $0.1 million for the three months ended March 31, 2025, as compared to a benefit from income taxes of $2.8 million for the three months ended March 31, 2024. The net increase of $2.96 million for the three months ended March 31, 2025 was primarily due to a lower effective tax rate as a result of a projected net loss for 2025 which caused permanently nondeductible items to decrease the effective tax rate as opposed to increasing the effective tax rate for the same quarter in 2024.
17.    Lease
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company leases office facilities and equipment from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 9 years. Some leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease term up to 5 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$1,008	$761
Short-term lease cost	11	290
Total lease cost	$1,019	$1,051

Supplemental cash flow information related to leases is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,022	$806

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$599	$—
Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$9,869	$10,168
Included in other current liabilities:
Operating lease liabilities, current	$3,538	$3,756
Operating lease liabilities, noncurrent	7,448	7,552
Total operating lease liabilities	$10,986	$11,308

Weighted-average remaining lease term - operating leases:	3.46	3.49

Weighted-average discount rate - operating leases:	3.5%	3.4%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of March 31, 2025 is as follows (in thousands):

2025 (excluding the three months ended March 31, 2025)	$3,066
2026	3,036
2027	2,664
2028	2,209
2029	514
Thereafter	142
Total lease payments	$11,631
Less imputed interest	(645)
Total present value of lease liabilities	$10,986

18.    Commitments and contingencies
Purchase Obligations
The Company has entered into non-cancelable arrangements with third parties, primarily related to cloud computing and other information technology services. As of March 31, 2025, future payments under these contractual obligations were as follows (in thousands):

2025	$1,798
2026	2,827
2027	1,282
Thereafter	17
Total Purchase Obligations	$5,924
Legal proceedings
From time to time, the Company is involved in legal proceedings and claims. On August 14, 2024, Beckman Coulter, Inc. (“Beckman Coulter”) sued the Company in federal court in the District of Delaware, alleging that the Company’s Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products infringe U.S. Patent Nos. 10,330,582 and 11,703,443, each titled “Flow Cytometer.” On October 7, 2024, the Company filed an answer denying any liability and including a counterclaim against Beckman Coulter for false marking. On October 28, 2024, Beckman Coulter filed an answer to the counterclaim, denying liability. On January 9, 2025, Beckman Coulter filed a first amended complaint, further alleging that the Company’s Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products also infringe U.S. Patent Nos. 12,174,106 and 12,174,107, each of which is also titled “Flow Cytometer” and related to the earlier asserted patents. On February 6, 2025, the Company filed an answer to the first amended complaint, denying any liability and including a counterclaim against Beckman Coulter for false patent marking. On February 27, 2025, Beckman Coulter filed an answer to the counterclaim, denying liability. A claim construction hearing is currently scheduled for August 21, 2025, briefing on dispositive motions is currently scheduled in March and April of 2026, and a trial is scheduled for August 17, 2026. The Company intends to vigorously defend itself and pursue the counterclaim.
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
19.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Balance, beginning of the period	$1,796	$2,805
Accrual for current year warranties	44	949
Warranty cost incurred	(108)	(1,958)
Balance, end of period	$1,732	$1,796
20.    Net loss attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands except share and per share data):

	Three months ended March 31,
	2025	2024
Numerator
Net loss	$(11,402)	$(6,169)

Denominator
Weighted-average common shares outstanding, basic	128,339,481	130,920,971
Effect of employee stock plans	—	—
Weighted-average common shares outstanding, diluted	128,339,481	130,920,971

Net loss per share, basic	$(0.09)	$(0.05)
Net loss per share, diluted	$(0.09)	$(0.05)

Because the Company had a net loss during the three months ended March 31, 2025 and 2024, 1.7 million and 2.4 million shares for the three months ended March 31, 2025 and 2024, respectively, were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Therefore, basic net loss per share is the same as diluted net loss per share.
21.    Segment Information and Geographic Data
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
Further, the CODM reviews the significant segment expenses in the table below on net loss when assessing performance and allocating resources, as well as those used for strategic decisions related to headcount and capital expenditures. The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.
The following table reflect the Company’s significant segment expenses:

	Three months ended March 31,
(In thousands)	2025	2024
Revenue, net:
Product	$28,110	34,122
Service	13,347	10,738
Total revenue, net	41,457	44,860
Cost of sales (excluding stock-based compensation)	19,721	$20,399
Amortization - license & IP expense	493	$503
Sales (excluding stock-based compensation)	8,606	$5,892
Marketing (excluding stock-based compensation)	2,699	$5,644
Research and development (excluding stock-based compensation)	8,148	$8,474
General and administrative (excluding stock-based compensation)	10,135	$9,042
Stock-based compensation expense	6,630	$5,640
Other segment items	(3,573)	$(4,564)
Net loss	$(11,402)	$(6,170)
Other segment items include other income (expenses) and interest income (expenses).
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended March 31,
	2025	2024
United States	$18,535	$21,358
EMEA	11,566	15,126
APAC	8,891	6,351
Other	2,465	2,025
Total revenue, net	$41,457	$44,860
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For revenue, a major country is defined as a group of customers in a country with combined revenue of greater than 10% of consolidated revenue or as otherwise deemed significant. Revenue in the United States were approximately $18.5 million and $21.4 million as of March 31, 2025 and 2024, respectively. Revenue in China were approximately $5.3 million and $3.2 million as of March 31, 2025 and 2024, respectively. No other country represented greater than 10% of the Company’s consolidated net sales or was otherwise deemed significant. For the three months ended March 31, 2025 and 2024, the Company had no major customers that represented more than 10% of the Company’s total revenue.

As of March 31, 2025 and December 31, 2024, the Company’s long-lived assets by geographic area were as follows (in thousands):

	March 31, 2025	December 31, 2024

United States	$8,130	$8,228
EMEA	422	435
APAC	9,282	9,299
Total	$17,834	$17,962
As of March 31, 2025 and December 31, 2024, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Cytek Biosciences, Inc.
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
Total revenue for the three months ended March 31, 2025 was $41.5 million, an 8% decrease compared to revenue for the three months ended March 31, 2024 of $44.9 million.

To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 72% and 77% of total revenue for the three months ended March 31, 2025 and 2024, respectively, and revenue from distributors represented 28% and 23% of total revenue for the three months ended March 31, 2025 and 2024, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $9.7 million and $9.8 million for the three months ended March 31, 2025 and 2024, respectively. We intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $12.5 million and $12.5 million for the three months ended March 31, 2025 and 2024, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $11.4 million and $6.2 million for the three months ended March 31, 2025 and 2024, respectively. The change for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, resulted primarily from a decrease in revenues and gross profit and an increase in operating expenses.
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

	Three months ended March 31,
	2025	2024	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$29,970	$34,320	$(4,350)
Distributor channel	11,487	10,540	947
Total revenue, net	$41,457	$44,860	$(3,403)
Customer mix
Academia and government	$17,132	$18,404	$(1,272)
Biotechnology, pharmaceutical, distributor and CRO	24,325	26,456	(2,131)
Total revenue, net	$41,457	$44,860	$(3,403)
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

Certain of our pharmaceutical and biotech customers based in the United States have been impacted by the difficult fundraising environment for small companies and generally high interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months ended March 31, 2025 and may adversely affect our operating results in the future.

The strengthening of the U.S. dollar in early 2025 against the currencies of other countries where we do business had a negative impact on revenue in the first quarter of 2025 and may have a continuing negative impact in the near future.

The Trump administration has signaled changes to existing U.S. trade policies, including imposing and announcing plans for reciprocal tariffs on all U.S. trading partners including China, and renegotiating or potentially terminating existing bilateral and multi-lateral trade agreements. In response, certain foreign governments have announced or implemented retaliatory tariffs against U.S. goods and other non-tariff protectionist measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Although we cannot predict the ultimate extent to which the United States or other countries will impose quotas, duties, reciprocal tariffs, taxes, or other similar restrictions upon the import or export of our products, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, the Trump administration’s imposition of tariffs as well as threatened and actual retaliatory tariffs against U.S. goods may have a negative impact on our revenue and costs in the future.

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

Finally, changes in the U.S. National Institutes of Health (“NIH”) policy with respect to grants for academic research, specifically, the reduction in indirect cost reimbursement, may impact our revenue from academic and government customers in the near term.
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
We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $41.5 million and $44.9 million for the three months ended March 31, 2025 and 2024, respectively.
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

Results of operations
Comparison of the three months ended March 31, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations and comprehensive loss data for the periods presented:

	Three months ended March 31,
(In thousands)	2025	2024
Revenue, net:
Product	$28,110	$34,122
Service	13,347	10,738
Total revenue, net	41,457	44,860
Cost of sales:
Product	15,529	16,746
Service	5,771	5,101
Total cost of sales	21,300	21,847
Gross profit	20,157	23,013
Operating expenses:
Research and development	9,725	9,796
Sales and marketing	12,509	12,543
General and administrative	12,898	11,408
Total operating expenses	35,132	33,747
Loss from operations	(14,975)	(10,734)
Other income (expense):
Interest expense	(291)	(441)
Interest income	508	1,359
Other income, net	3,492	823
Loss before income taxes	(11,266)	(8,993)
Provision for (benefit from) income taxes	136	(2,824)
Net loss	(11,402)	(6,169)
Foreign currency translation adjustment, net of tax	(560)	(244)
Unrealized loss on marketable securities	(65)	(35)
Net comprehensive loss	$(12,027)	$(6,448)
Total revenue, net

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Revenue, net
Product	$28,110	$34,122	$(6,012)	(18%)
Service	13,347	10,738	2,609	24%
Total revenue, net	$41,457	$44,860	$(3,403)	(8%)
Total revenue, net decreased by $3.4 million to $41.5 million, or 8%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Product revenue decreased by $6.0 million to $28.1 million, or 18%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 due to lower revenue in EMEA and the United States offset partially by growth in the APAC market, particularly in China.
Service revenue increased $2.6 million to $13.3 million, or 24% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to continued growth of the installed base with the related increase in service contracts and maintenance activity.

Total cost of sales, gross profit and gross margin

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Cost of sales:
Product	$15,529	$16,746	$(1,217)	(7)%
Service	5,771	5,101	670	13%
Total cost of sales	$21,300	$21,847	$(547)	(3%)
Gross profit	20,157	23,013
Gross margin	49%	51%
Total cost of sales decreased by $0.5 million, or 3%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in cost of sales was driven primarily by decreases in product revenue, offset by higher cost for service parts used in the field and higher overhead costs in three months ended March 31, 2025.
Total gross profit margin was 49% and 51% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Gross profit margin declined due to higher cost of sales driven by the factors described above. Gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Product:
Revenue	$28,110	$34,122	$(6,012)	(18%)
Cost of sales	15,529	16,746	(1,217)	(7%)
Product gross profit	$12,581	$17,376	$(4,795)	(28%)
Gross margin	45%	51%

Service:
Revenue	$13,347	$10,738	$2,609	24%
Cost of sales	5,771	5,101	670	13%
Service gross profit (loss)	$7,576	$5,637	$1,939	34%
Gross margin	57%	52%
Product revenue for the three months ended March 31, 2025 decreased by 18% as compared to the three months ended March 31, 2024. Product cost of sales for the three months ended March 31, 2025 decreased by 7% as compared to the same period in 2024. Product gross profit for the three months ended March 31, 2025 decreased 28% as compared to the three months ended March 31, 2024. The lower product gross profit margins in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 were driven primarily by lower product revenue partially offset by lower material costs, and higher manufacturing material and overhead costs.
Service revenue for the three months ended March 31, 2025 increased 24% as compared to the three months ended March 31, 2024. Service cost of sales for the three months ended March 31, 2025 increased by 13% as compared to the same period in 2024. Service gross profit for the three months ended March 31, 2025 increased 34% as compared to the three months ended March 31, 2024. The higher service gross margins in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 were mainly driven by operating efficiencies gained from leveraging operating costs over greater revenues.
Operating expenses
Research and development

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Research and development	$9,725	$9,796	$(71)	(1%)

Research and development expenses were $9.7 million for the three months ended March 31, 2025 as compared to $9.8 million for the three months ended March 31, 2024.
Sales and marketing

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Sales and marketing	$12,509	$12,543	$(34)	—%

Sales and marketing expenses were $12.5 million for the three months ended March 31, 2025 as compared to $12.5 million for the three months ended March 31, 2024.

General and administrative

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
General and administrative	$12,898	$11,408	$1,490	13%

General and administrative expenses were $12.9 million for the three months ended March 31, 2025 as compared to $11.4 million for the three months ended March 31, 2024. The increase of $1.5 million in general and administrative expenses was primarily due to an increase in outside service expenses and higher compensation related to increased headcount.
While we are focused on controlling our general and administrative expenses, these may increase in absolute dollars in future periods to provide the infrastructure necessary to support the growth of the business.
Interest expense

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Interest expense	$(291)	$(441)	$150	(34%)

Interest expense was $0.3 million for the three months ended March 31, 2025 as compared to $0.4 million for the three months ended March 31, 2024. The decrease was mainly due to the adjustment to the settlement liability related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest income

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Interest income	$508	$1,359	$(851)	(63%)

Interest income was $0.5 million for the three months ended March 31, 2025 as compared to $1.4 million for the three months ended March 31, 2024. The decrease in interest income was the result of lower average balance of cash and cash equivalents and short-term investments as compared to the three months ended March 31, 2024 due to the transfer of funds from cash accounts to marketable securities accounts, the income from which is classified as investment income, included in Other income, net, rather than interest income, and a lower interest rate environment.
Other income, net

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Other income, net	$3,492	$823	$2,669	324%

Other income, net, was $3.5 million for the three months ended March 31, 2025, as compared to other income, net of $0.8 million for the three months ended March 31, 2024. The increase in other income was primarily driven by an increase in realized and unrealized foreign exchange gains of $1.3 million in the three months ended March 31, 2025, compared to foreign exchange losses of $1.1 million in the three months ended March 31, 2024, and an increase in investment income of $0.3 million in the current quarter.
Income Taxes

	Three months ended March 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Provision for (benefit from) income taxes	$136	$(2,824)	$2,960	(105)%

Provision for income taxes was $0.1 million for the three months ended March 31, 2025 as compared to a benefit from income taxes of $2.8 million for the three months ended March 31, 2024. The net increase of $2.96 million for the three months ended March 31, 2025 was primarily due to a lower effective tax rate as a result of a projected net loss for 2025 which caused permanently nondeductible items to decrease the effective tax rate as opposed to increasing the effective tax rate for the same quarter in 2024.

Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of March 31, 2025 and December 31, 2024, we had approximately $265.6 million and $277.9 million, respectively, in cash and cash equivalents and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $11.6 million as of March 31, 2025.
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

Cash flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
(In thousands)	2025	2024
Net cash (used in) provided by :
Operating activities	$(125)	$3,957
Investing activities	9,452	(5,754)
Financing activities	(11,545)	1,613
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,228)	1,695
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,446)	$1,511
Operating activities
Net cash used in operating activities for the three months ended March 31, 2025 was $0.1 million, which included a net loss of $11.4 million, a decrease in accrued expenses and other liabilities of $2.1 million, and loss on investments, accretion and amortization, net of $1.5 million. Additionally, there was an increase of $1.5 million in inventories and a decrease of operating lease liabilities of $1.0 million. Cash used in operating activities during the period was partially offset by the non-cash provision for stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and excess and obsolete inventory of $6.6 million, $1.9 million, $1.0 million, and $0.3 million, respectively. Additionally, trade accounts receivable decreased by $6.4 million due to seasonality, with our first quarter typically being lower than our fourth quarter.
Net cash provided by operating activities for the three months ended March 31, 2024 was $4.0 million due to the non-cash provision for stock-based compensation expense, depreciation and amortization, excess and obsolete inventory and amortization of right-of-use assets of $5.6 million, $1.7 million, $0.9 million, and $0.8 million, respectively; partially offset by a gain on investments, accretion and amortization, net of $1.2 million. Additionally, there was a decrease of inventories of $4.8 million and a decrease of trade accounts receivable of $4.2 million due to seasonality with our first quarter typically being lower than our fourth quarter. These were partially offset by cash used in operating activities during the period, which included a net loss of $6.2 million and an increase in accrued expenses and other liabilities of $4.6 million.
Investing activities
Net cash provided by investing activities during the three months ended March 31, 2025 was $9.5 million driven by proceeds from maturities of marketable securities of $70.4 million, partially offset by purchases of marketable securities of $60.2 million and purchases of fixed assets and intangibles of approximately $0.9 million.
Net cash used in investing activities during the three months ended March 31, 2024 was $5.8 million driven by purchases of marketable securities of $77.1 million, partially offset by the proceeds from maturities of marketable securities of $72.0 million and purchase of fixed assets and intangibles of approximately $0.6 million.
Financing activities
Net cash used in financing activities during the three months ended March 31, 2025 was $11.5 million driven by the payments for repurchase of shares of $10.6 million and repayment of loan of $1.5 million, partially offset by the proceeds from a line of credit of $0.7 million.
Net cash provided by financing activities during the three months ended March 31, 2024 was $1.6 million driven by the proceeds from a line of credit of $1.4 million.
Contractual Obligations and Commitments
During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on February 28, 2025.

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

Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025. There were no material changes to our critical accounting policies during the three months ended March 31, 2025.

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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2025, we had approximately $266 million in cash and cash equivalents and short-term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short-term commercial paper. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal controls, our disclosure controls and procedures were not effective as of March 31, 2025.

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
The following material weaknesses were contributing factors: (i) inadequate general information technology controls (“GITCs”) in the areas of access security and program change-management over certain information technology systems that support the Company’s financial reporting processes. Some of our business process controls (automated and manual) are dependent on the affected GITCs; they too were deemed ineffective because they could have been adversely impacted; and (ii) ineffective design and/or review procedures for journal entries and balance sheet account reconciliations.
Remediation Plan and Status
We remain committed to remediating the control deficiencies that constituted the above material weaknesses by continuing to enhance our internal control over financial reporting. Management has put in place measures aimed at addressing these deficiencies to ensure the material weaknesses are remediated. such that these controls are designed, implemented and operating effectively. Throughout the three months ended March 31, 2025, we have executed, and we will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in legal proceedings and claims. See Note 18 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding ongoing legal proceedings.

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

•Tariffs or other government trade policies may materially adversely affect our business and results of operations, including by reducing demand for our products.
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
•Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of March 31, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the U.S. Securities and Exchange Commission (the “SEC”)), in the aggregate, own approximately 45.4% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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
Sales of the Cytek Aurora, Northern Lights and Aurora CS systems together accounted for a substantial portion of our revenue for the periods presented in this Quarterly Report on Form 10-Q. We expect that, for at least the foreseeable future, sales of our Cytek Aurora, Northern Lights and Aurora CS systems will continue to account for a substantial portion of our revenue. The sales cycle for our instruments is slow and can take up to six months or longer to complete. As a result of this lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue as sales of the Cytek Aurora, Northern Lights and Aurora CS systems are expected to continue to comprise a significant component of our revenue. Additionally, we experience seasonality in our business, with revenue in the fourth quarter typically being higher as a result of higher sales volume. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
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
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. In response, certain foreign governments have announced or implemented retaliatory tariffs against U.S. goods and other non-tariff protectionist measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, our components are subject to the most recent tariffs, which may increase our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, certain Chinese biotechnology companies and contract manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to our Wuxi facility. Such disruption could have adverse effects on the development of our product candidates and our business operations. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in this Quarterly Report on Form 10-Q.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 41% and 41% of our revenue came from sales to academic and government-owned institutions and 59% and 59% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended March 31, 2025 and 2024, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 41% and 41% of our revenue came from sales to academic and government-owned institutions in the three months ended March 31, 2025 and 2024, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•decreases in government funding of research and development, including any reductions in funding to the U.S. National Institutes of Health (“NIH”);

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
In addition, various state, federal and foreign agencies that provide grants and other funding may be subject to stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, including as a result of negative or worsening conditions in the general economy, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our solutions. For example, congressional appropriations to the NIH may experience occasional year-over-year decreases in appropriations. There is no guarantee that NIH appropriations will not decrease or halt in the future. A decrease in the amount or halt of, or delay in the approval of, appropriations to NIH or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our solutions. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of March 31, 2025, we had accrued approximately $1.7 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of March 31, 2025, there have been more than 2,600 peer-reviewed articles published since our first commercial launch in 2017, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
As of March 31, 2025, we had 663 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We have been, and may become, involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal or state regulatory investigations, securities class actions and other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. See Note 18 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding ongoing legal proceedings.
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
We face a variety of evolving threats, which have in the past and could in the future cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence (“AI ”), and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our products or services, loss of Sensitive Information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, employees working from home, while in transit and in public locations, pose increased risks to our information technology systems and data when utilizing network connections, computers, and devices outside our premises or network.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Our sensitive information or sensitive information of our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but have not, and we may not in the future, detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Further, we have, and may in the future, experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause (and have in the past caused) a security incident or other interruption that could result, and in certain cases in the past has resulted, in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services. We expend significant resources and may modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators and investors, or to take other actions, such as providing credit monitoring and identity theft protections services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management’s attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may cause customers to stop using our products and services, deter new customers from purchasing our products and services, and negatively impact our ability to grow and operate our business.
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
In addition, many jurisdictions have enacted data localization laws and cross-border persona information transfer laws. These laws may make it more difficult for us to transfer personal information across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to the United States and other countries that are viewed by some regulators to not generally provide an adequate level of data privacy and security. Although there are currently various mechanisms that can be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (the “Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or other countries. In addition to European restrictions on cross-border transfers of personal information, other jurisdictions have enacted or are considering similar cross-border personal information transfer laws and local personal information residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense; increased exposure to regulatory actions; and substantial fines and penalties. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

The U.S. Department of Justice has issued a rule entitled “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

Our employees and personnel use generative AI and/or automated decision-making technologies to perform their work, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI and/or automated decision-making technologies. Our use of such technologies could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages. We also use AI and machine learning (“ML”) to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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
Including rights acquired in connection with the FCI Acquisition, as of March 31, 2025, we own 37 issued U.S. utility patents, ten issued Japan utility patents, seven issued European utility patents, four issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 70 pending utility patent applications, including 46 utility patent applications in the United States, three international utility patent applications, nine utility patent applications in the European Union, nine utility patent applications in China, and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of March 31, 2025, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending invention patent applications, and our Wuxi subsidiary owns 42 issued patents and has five pending invention patent applications.
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
The flow cytometry industry is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, we have been and, in the future, could become subject to intellectual property-related litigation and proceedings relating to our or third-party intellectual property and proprietary rights. See Note 18 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding legal proceedings.

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
•general economic, regulatory and market conditions, including economic recessions or slowdowns, the ongoing war in Ukraine, conflict in the Middle East, and the general inflationary environment; and
•other events or factors, many of which are beyond our control.
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
Based on the number of shares of common stock outstanding as of March 31, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 45.4% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended March 31, 2025:

	Total number of shares repurchased	Average price paid for share ($)	Total number of shares purchased as part of publicly announced plans or programs (1)	Remaining dollar value that may yet be purchased under the plans or programs ($)
Beginning Balance - December 31, 2024	10,585,404	$6.19	10,585,404	$28,500,000
January 1 – January 31, 2025	607,522	5.76	11,192,926	46,500,007
February 1 – February 28, 2025	658,878	5.31	11,851,804	$43,000,014
March 1 – March 31, 2025	812,183	4.31	12,663,987	$39,500,021
Life to Date Total	12,663,987	5.05	12,663,987	$39,500,021
(1) On December 11, 2024, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock. The repurchase program will expire on December 31, 2025.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.    Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
10.1	Offer letter, by and between Cytek Biosciences, Inc. and Philippe Busque, Ph.D., dated November 29, 2022.					X
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X
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

Cytek Biosciences, Inc.

Date: May 8, 2025	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)