Form 10-Q
period 2025-06-30
Cytek Biosciences, Inc.
filed 2025-08-06
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of July 31, 2025 was 127,223,778.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$75,470	$98,716
Restricted cash	—	29
Marketable securities	186,552	179,145
Trade accounts receivable, net	56,232	60,588
Inventories	49,487	43,893
Prepaid expenses and other current assets	15,084	14,075
Total current assets	$382,825	$396,446
Deferred income tax assets, noncurrent	35,765	33,374
Property and equipment, net	18,352	17,962
Operating lease right-of-use assets	16,387	10,168
Goodwill	16,707	16,663
Intangible assets, net	18,601	20,128
Other noncurrent assets	4,683	4,759
Total assets	$493,320	$499,500
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	6,853	$5,529
Legal settlement liability, current	1,968	1,705
Accrued expenses	21,604	21,443
Other current liabilities	14,717	13,494
Deferred revenue, current	28,128	25,492
Total current liabilities	73,270	67,663
Legal settlement liability, noncurrent	8,477	9,036
Deferred revenue, noncurrent	16,625	16,098
Operating lease liability, noncurrent	14,119	7,552
Long term debt	791	1,050
Other noncurrent liabilities	2,481	2,364
Total liabilities	$115,763	$103,763
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of June 30, 2025 and December 31, 2024, respectively; 127,185,113 and 129,205,901 issued and outstanding shares as of June 30, 2025 and December 31, 2024, respectively.	127	129
Additional paid-in capital	429,652	430,791
Accumulated deficit	(52,184)	(35,199)
Accumulated other comprehensive (loss) gain	(38)	16
Total stockholders’ equity	$377,557	$395,737
Total liabilities and stockholders’ equity	$493,320	$499,500
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue, net:
Product	$31,415	$34,576	$59,525	$68,698
Service	14,187	12,041	27,534	22,779
Total revenue, net	45,602	46,617	87,059	91,477
Cost of sales:
Product	14,921	15,808	30,450	32,554
Service	6,814	5,373	12,585	10,474
Total cost of sales	21,735	21,181	43,035	43,028
Gross profit	23,867	25,436	44,024	48,449
Operating expenses:
Research and development	8,826	10,001	18,550	19,796
Sales and marketing	12,134	12,268	24,643	24,811
General and administrative	13,531	11,694	26,429	23,102
Total operating expenses	34,491	33,963	69,622	67,709
Loss from operations	(10,624)	(8,527)	(25,598)	(19,260)
Other income (expense):
Interest expense	(414)	(134)	(705)	(575)
Interest income	555	1,416	1,063	2,775
Other income, net	3,708	59	7,199	881
Total other income, net	3,849	1,341	7,557	3,081
Loss before income taxes	(6,775)	(7,186)	(18,041)	(16,179)
(Benefit from) provision for income taxes	(1,192)	3,248	$(1,056)	424
Net loss	$(5,583)	$(10,434)	$(16,985)	$(16,603)
Net loss, basic and diluted	$(5,583)	$(10,434)	$(16,985)	$(16,603)
Net loss per share, basic	$(0.04)	$(0.08)	$(0.13)	$(0.13)
Net loss per share, diluted	$(0.04)	$(0.08)	$(0.13)	$(0.13)
Weighted-average shares used in calculating net loss per share, basic	126,934,294	131,440,486	$127,632,999	131,180,734
Weighted-average shares used in calculating net loss per share, diluted	126,934,294	131,440,486	$127,632,999	131,180,734
Comprehensive loss:
Net loss	$(5,583)	$(10,434)	$(16,985)	$(16,603)
Foreign currency translation adjustment, net of tax	603	1,375	$43	1,131
Unrealized loss on marketable securities	(33)	(16)	$(98)	(51)
Net comprehensive loss	$(5,013)	$(9,075)	$(17,040)	$(15,523)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2024	129,205,901	$129.00	$430,791.00	$(35,199.00)	$16.00	$395,737.00
Shares issued in connection with employee stock plans	500,830	1	38	—	—	39
Shares of Common Stock withheld related to net share settlement	(29,006)	—	(129)	—	—	(129)
Repurchase of shares	(2,078,583)	(2)	(10,625)	—	—	(10,627)
Stock-based compensation	—	—	6,630	—	—	6,630
Unrealized loss on marketable securities	—	—	—	—	(65)	(65)
Foreign currency translation adjustment, net of tax	—	—	—	—	(560)	(560)
Net loss	—	—	—	(11,402)	—	(11,402)
Balances at March 31, 2025	127,599,142	$128	$426,705	$(46,601)	$(609)	$379,623

Shares issued in connection with employee stock plans	545,702	1	65	—	—	66
Proceeds from Employee Stock Purchase Plan	292,212	—	703	—	—	703
Shares of Common Stock withheld related to net share settlement	(37,938)	(1)	(102)	—	—	(103)
Repurchase of shares	(1,214,005)	(1)	(4,509)	—	—	(4,510)
Stock-based compensation	—	—	6,791	—	—	6,791
Unrealized loss on marketable securities	—	—	—	—	(33)	(33)
Foreign currency translation adjustment, net of tax	—	—	—	—	603	603
Net loss	—	—	—	(5,583)	—	(5,583)
Balances at June 30, 2025	127,185,113	$127	$429,652	$(52,184)	$(38)	377,557

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2023	130,714,906	$131	$423,386	$(29,178)	$(1,275)	$393,064
Shares issued in connection with employee stock plans	559,325	—	506	—	—	506
Shares of Common Stock withheld related to net share settlement	(20,050)	—	(148)	—	—	(148)
Stock-based compensation	—	—	5,640	—	—	5,640
Unrealized loss on marketable securities	—	—	—	—	(35)	(35)
Foreign currency translation adjustment, net of tax	—	—	—	—	(244)	(244)
Net loss	—	—	—	(6,169)	—	(6,169)
Balances at March 31, 2024	131,254,181	$131	$429,384	$(35,347)	$(1,554)	$392,614

Shares issued in connection with employee stock plans	506,375	1	224	—	—	225
Proceeds from Employee Stock Purchase Plan	210,496	—	1,007	—	—	1,007
Shares of Common Stock withheld related to net share settlement	(21,532)	—	(130)	—	—	(130)
Repurchase of shares	(444,319)	—	(2,670)	—	—	(2,670)
Stock-based compensation	—	—	7,152	—	—	7,152
Unrealized loss on marketable securities	—	—	—	—	(16)	(16)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,375	1,375
Net loss	—	—	—	(10,434)	—	(10,434)
Balances at June 30, 2024	131,505,201	$132	$434,967	$(45,781)	$(195)	$389,123
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(16,985)	$(16,603)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,765	3,507
Amortization of operating lease-right-of use assets	2,107	1,433
Stock-based compensation	13,420	12,792
Loss on disposal of property and equipment	253	52
Provision for credit losses	52	(73)
Provision for excess and obsolete inventory	335	1,037
Deferred income taxes	(2,392)	—
Loss on investments, accretion, and amortization, net	(3,108)	(2,385)
Interest expenses for accretion of the legal settlement liabilities	292	447
Change in operating assets and liabilities:
Trade accounts receivable	7,101	10,153
Inventories	(5,073)	9,199
Prepaid expenses and other assets	(419)	543
Trade accounts payable	1,169	96
Accrued expenses and other liabilities	670	(9,389)
Legal settlement liabilities	(588)	(70)
Operating lease liabilities	(2,197)	(1,160)
Deferred revenue	1,581	582
Net cash (used in) provided by operating activities	(17)	10,161
Cash flows from investing activities:
Purchases of marketable securities	(141,423)	(113,985)
Proceeds from maturities of marketable securities	136,906	112,000
Proceeds from sale of property and equipment	56	76
Purchase of property and equipment	(2,426)	(1,620)
Purchase of intangible assets	(76)	(203)
Net cash used in investing activities	(6,961)	(3,732)
Cash flows from financing activities:
Repayment of loan	(1,660)	(278)
Proceeds from Employee Stock Purchase Plan	703	1,007
Payments for taxes related to net share settlement of equity awards	(231)	(278)
Proceeds from issuance of common stock under employee stock plans	103	730
Proceeds from line of credit	2,075	1,391
Payments for repurchase of shares	(15,137)	(2,670)
Net cash used in financing activities	(14,147)	(98)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,149)	3,957
Cash, cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,275)	10,288
Cash, cash equivalents and restricted cash at beginning of period	98,745	167,630
Cash, cash equivalents and restricted cash at end of period	$75,470	$177,918
Supplemental disclosure of cash flow information:
Cash paid for taxes	$25	$1,058
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable or accrued purchase at period end	$40	$123
Transfer of inventory to property and equipment	$91	$—
Intangible asset in accounts payable or accrued expenses at period end	$16	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,033	$—

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
The Company has successfully developed and manufactured its full spectrum flow cytometry platform (“instrument(s)” or “product(s)”). The Company’s FSP cell analyzers, the Cytek® Aurora™, Northern Lights™ and Cytek Aurora Evo systems, deliver high-resolution, high-content and high-sensitivity cell analysis. The Company also launched its Cytek Aurora cell sorter (“Aurora CS system”), which leverages FSP technology to further broaden potential applications across cell analysis. The Company’s FSP platform includes instruments, accessories, reagents, software, and services to provide a comprehensive and integrated suite of solutions for its customers.
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
The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents, and restricted cash was $75.5 million and $98.7 million as of June 30, 2025 and December 31, 2024, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of June 30, 2025.
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Cash	$26,582	$32,251
U.S. Treasury	—	4,743
Money market funds	48,888	61,722
Restricted cash	—	29
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$75,470	$98,745
Short-term restricted cash
As of June 30, 2024, advance payments to Cytek Biosciences B.V. totaled $30,000. The restricted cash will be released into the Company’s normal cash account upon Cytek Biosciences B.V.’s fulfillment of its delivery commitment.
As of June 30, 2025, all short-term restricted cash had been released, and there was no short-term restricted cash with Cytek Biosciences B.V.
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
Equity Investments. The Company’s equity investments consist of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended June 30, 2025.
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
There were no significant changes in the allowance for credit losses for the six months ended June 30, 2025.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of June 30, 2025, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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

Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the three and six months ended June 30, 2025, advertising, marketing and media expenses were $1.2 million and $2.5 million, respectively. For the three and six months ended June 30, 2024, advertising, marketing and media expenses were $1.3 million and $2.2 million, respectively.
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
The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 21 for further information on the Company’s reportable segment.
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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales channel mix
Direct sales channel	$33,469	$34,549	$63,439	$68,869
Distributor channel	12,133	12,068	23,620	22,608
Total revenue, net	$45,602	$46,617	$87,059	$91,477

Customer mix
Academia and government*	$21,754	$20,239	$38,886	$38,643
Biotechnology, pharmaceutical, distributor and contract research organizations*	23,848	26,378	48,173	52,834
Total revenue, net	$45,602	$46,617	$87,059	$91,477
Revenue by geographical markets is presented in Note 21.
*Subsequent to the issuance of the June 30, 2024 interim financial statements, management identified a misclassification error in the Company's historical interim financial statements for the second quarter of fiscal year 2024 relating to a $14.2 million misclassification in the disaggregation of revenue by customer mix for the six months ended June 30, 2024. This misclassification impacts only the previously issued historical interim financial statements for the second quarter of fiscal year 2024. There is no net impact on the total revenue for the three and six months ended June 30, 2024. The Company corrected the previously presented amounts for the six months ended June 30, 2024, and concluded the error was not material to the previously issued interim financial statements.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2025 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$730	$—	$730
Service revenue	27,398	16,625	44,024
Total revenue	$28,128	$16,625	$44,754
Contract balances
The Company had immaterial amounts of contract assets included within prepaid expenses and other current assets on the consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers, and customer deposits (in thousands):

	June 30, 2025	December 31, 2024
Contract liabilities:
Deferred revenue, current	$28,128	$25,492
Deferred revenue, long-term	16,625	16,098
Customer deposits, which are included in 'Other current liabilities'	1,882	1,118
Total contract liabilities	$46,636	$42,708

The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2023	$39,265
Revenue recognized	(47,190)
Revenue deferred	50,633
Balance at December 31, 2024	$42,708
Revenue recognized	(14,144)
Revenue deferred	18,072
Balance at June 30, 2025	$46,636
5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$24,873	$22,571
Work in progress	7,670	6,488
Finished goods	16,944	14,834
Total inventories	$49,487	$43,893
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses:
Prepaid inventory	$452	$115
Prepaid rent	94	47
Prepaid insurance	225	804
Prepaid income tax	7,405	7,380
Other	3,710	3,786
Other current assets:
Tax refund receivable	436	—
Other	2,762	1,943
Total prepaid expenses and other current assets	$15,084	$14,075
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses:
Accrued compensation and related benefits	$13,638	$14,765
Professional service fees	2,960	1,694
Purchases	1,743	1,851
Product warranty	1,671	1,796
Other	1,592	1,337
Total accrued expenses	$21,604	$21,443

For the product warranty analysis refer to Note 19.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	June 30, 2025	December 31, 2024
Other current liabilities:
Customer deposits	$1,882	$1,118
Income tax payable	1,361	1,516
Sales and use tax payable	2,189	2,043
Operating lease liability, current	3,325	3,756
Current portion of loan and line of credit	5,444	4,658
Other	515	403
Total other current liabilities	$14,717	$13,494
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

Description:	June 30, 2025	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$48,888	$48,888	$—	$—
Short-term investments:
U.S. Treasury	152,421	152,421	—	$—
Corporate bonds	12,823	—	12,823	$—
Commercial paper	21,308	—	21,308	$—
Total	$235,440	$201,309	$34,131	$—

Description:	December 31, 2024	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$61,722	$61,722	$—	$—
U.S. Treasury	4,743	$4,743	$—	$—
Short-term investments:
U.S. Treasury	161,477	161,477	—	—
Corporate bonds	1,977	—	1,977	—
Commercial paper	15,691	—	15,691	—
Total	$245,610	$227,942	$17,668	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

The table above does not include the Company’s investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of June 30, 2025.
7.    Investments
The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of June 30, 2025 (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$152,433	$17	$(29)	$152,421
Corporate bonds	12,824	2	(3)	12,823
Commercial paper	21,309	—	(1)	21,308
Total available-for-sale investments	$186,566	$19	$(33)	$186,552
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at June 30, 2025 (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$186,566	$186,552
Total	$186,566	$186,552

The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$161,401	$88	$(12)	$161,477
Corporate bonds	1,976	1	—	1,977
Commercial paper	15,684	11	(4)	15,691
Total available-for-sale investments	$179,061	$100	$(16)	$179,145
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Mature in less than one year	$179,061	$179,145
Total	$179,061	$179,145

8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$12,057	$11,639
Leasehold improvements	3,622	3,224
Building and land	7,728	7,763
Construction in progress	1,449	357
Office and computer equipment	1,821	1,495
Furniture and fixtures	2,337	2,198
Total property and equipment	29,014	26,676
Less: accumulated depreciation	(10,662)	(8,714)
Property and equipment, net	$18,352	$17,962
Total depreciation expense for the three and six months ended June 30, 2025 was $1.0 million and $1.9 million, respectively. Total depreciation expense for the three and six months ended June 30, 2024 was $0.9 million and $1.6 million, respectively.
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
The results of operations for the FCI Business are included in the consolidated financial statements of the Company from the date of the acquisition.
10.    Goodwill and intangible assets, net
The following table shows the components of intangible assets, net (in thousands):

	June 30, 2025	December 31, 2024
Patents and trademarks	$1,017	890
Trade name	3,793	3,792
IP license	10,636	10,636
Customer relationships	11,402	11,351
Reagent license	1,800	1,800
Land use right	181	—
Total intangible assets	28,829	28,469
Less: accumulated amortization	(10,228)	(8,341)
Intangible assets, net	$18,601	$20,128
Total amortization expense for the three and six months ended June 30, 2025 was approximately $0.9 million and $1.9 million, respectively. Total amortization expense for the three and six months ended June 30, 2024 was approximately $0.9 million and $1.9 million, respectively.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning with the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.3 million and $0.5 million of interest expense for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.4 million of interest expense for the three and six months ended June 30, 2024, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-

time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $10.4 million and $10.7 million as of June 30, 2025 and December 31, 2024, respectively.
The following table shows the components of the legal settlement liability (in thousands):

	June 30, 2025	December 31, 2024
Current:
Legal settlement liability	$1,968	$1,705
Noncurrent:
Legal settlement liability	8,477	9,036
Total legal settlement liability	$10,445	$10,741
12.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan was denominated in Chinese renminbi and collateralized by Cytek Wuxi’s cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi’s name, but the use of such account was restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of June 30, 2025, the total outstanding loan amount is $1.3 million. The current portion of the loan, $0.6 million, is included in other current liabilities. As of June 30, 2025, the interest rate on the loan was 3.8%, which is based on the five-year Loan Prime Rate (LPR) plus a margin of 0.2%.
On October 24, 2024, the Company signed a maximum credit agreement with the Bank of China, Wuxi Branch, for 37 million Chinese renminbi (approximately US $5.2 million). This credit is collateralized by Cytek Wuxi’s cash deposit to the bank. The 37 million Chinese renminbi (approximately US $5.2 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. The line of credit is available from October 24, 2024 to September 22, 2025. During the fourth quarter of 2024, the Company withdrew 10 million Chinese renminbi (approximately US $1.4 million) in November and an additional 10 million Chinese renminbi (approximately US $1.4 million) in December to support its operational needs. The outstanding balance as of June 30, 2025 was 17 million Chinese renminbi (approximately US $2.4 million).
On January 6, 2025, Cytek (Shanghai) Biosciences Co., Ltd. signed a maximum credit agreement with the Bank of Ningbo for 10 million Chinese renminbi (approximately US $1.4 million). Collateral for the credit was provided to the bank by Cytek Wuxi. In January and March of 2025, Cytek (Shanghai) Biosciences Co., Ltd. withdrew 2.0 million Chinese renminbi (approximately US $0.3 million) and 3.0 million Chinese renminbi (approximately US $0.45 million), respectively, to support its operational needs. The interest rate was at 3.1% and 2.55%, respectively, and the lines of credit are due on January 9 and March 3, 2026, respectively. As of June 30, 2025, the outstanding balance was 5 million Chinese renminbi (approximately US $0.75 million).
On June 11, 2025, Cytek Wuxi entered into a one-year loan agreement with Bank of Communications, China. The loan was denominated in Chinese renminbi and collateralized by the building purchased by Cytek Wuxi in November 2023. The total loan amount was 10 million Chinese renminbi (approximately US $1.4 million) and the interest rate was fixed at 2.8%. The loan effective term is June 11, 2025 to June 10, 2026. The interest expenses are paid on a monthly basis. The loan was used for operating expenses. The total line of credit loan of 10 million Chinese renminbi (approximately US $1.4 million) is included in other current liabilities.

13.    Common stock
As of June 30, 2025, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Company’s Board of Directors (the “Board”) and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
In connection with the filing by the Company of the Registration Statement on August 26, 2022, the Company also entered into the “2022 Sales Agreement” with Piper as sales agent to sell from time to time up to $150 million of the

Company’s common stock through an “at-the-market” offering program as defined in Rule 415 promulgated under the Securities Act.
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of June 30, 2025, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have not yet been expensed in transaction expenses recorded.
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
On December 11, 2024, the Board approved a new program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock commencing January 1, 2025. During the six months ended June 30, 2025, the Company repurchased 3,292,588 shares of its outstanding common stock for a total cost of approximately $15.1 million at an average price per share of $4.56. As of June 30, 2025, the Company had a remaining authorized amount of $35.0 million in the repurchase program. The repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program will expire on December 31, 2025.
Under these three repurchase programs, the Company has purchased an aggregate of 13,877,992 shares of its outstanding common stock for a total cost of approximately $80.5 million at an average price per share of $5.8.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of June 30, 2025, the Company accrued $0.1 million in excise taxes related with its share repurchases.
14.    Stock-based compensation plan
Stock Plans
As of June 30, 2025, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of June 30, 2025, the total number of shares of common stock available for issuance under the 2021 Plan was 23,421,352 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of June 30, 2025, the total number of shares of common stock available for issuance under the ESPP was 6,150,670 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2024	7,764,457	$8.89	6.85	$10,810
Options granted	2,538,701	4.24
Options exercised	(175,855)	0.58
Options forfeited	(236,688)	6.98
Options expired	(24,490)	12.52
Balance as of June 30, 2025	9,866,125	$7.88	6.87	$3,983
Options exercisable as of June 30, 2025	6,037,953	$9.16	5.44	$3,938
The weighted-average grant date fair value of options granted during the three months ended June 30, 2025 and 2024 were $1.89 and $4.07 per share, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 were $2.67 and $4.61 per share, respectively.
There was $14.0 million of unrecognized stock-based compensation expense related to unvested stock options as of June 30, 2025. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.9 years as of June 30, 2025.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of June 30, 2025.

RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2024	4,220,878	$8.22	1.46	$27,393
Granted	2,155,280	4.10
Vested	(870,677)	8.49
Forfeited	(360,408)	7.28
Unvested balance at June 30, 2025	5,145,073	$6.52	1.49	$17,493
As of June 30, 2025, $31.5 million of unrecognized stock-based compensation expense related to unvested RSU awards. The unrecognized stock-based compensation expense is estimated to be recognized over a weighted-average period of approximately 2.8 years.
Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of sales	$1,110	$1,200	$2,196	$2,145
Research and development	1,423	1,677	3,000	2,999
Sales and marketing	1,236	1,280	2,441	2,287
General and administrative	3,022	2,995	5,784	5,361
Total stock-based compensation	$6,791	$7,152	$13,421	$12,792
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.6	5.9	6.0	6.0
Expected volatility	67%	74%	66%	73%
Risk-free interest rate	4%	4%	4%	4%
Dividend yield	—	—	—	—
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	73%	63%	73%	58%
Risk-free interest rate	4%	5%	4%	5%
Dividend yield	—	—	—	—
15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan that covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively. The Company’s contributions to the 401(k) Plan were approximately $0.6 million and $1.0 million for the three and six months ended June 30, 2024, respectively.
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
The Company’s effective income tax rate from continuing operations was 5.8% and (2.6)% for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective income tax rate for the six months ended June 30, 2025 is lower than the U.S. federal statutory tax rate due to the impact of state income taxes, non-deductible stock-based compensation and the Company's mix of earnings between various taxing jurisdictions, partially offset by stock compensation deductions and federal and state research credits. The effective income tax rate for the six months ended June 30, 2024 was lower than the US federal statutory tax rate primarily due to state income taxes, non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits.
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
On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The OBBBA includes significant changes to the U.S. Internal Revenue Code of 1986, as amended, including restoration of immediate deductions of domestic research and experimental expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements, including the effects on its deferred tax assets and liabilities. The impact of the OBBBA will be reflected in the Company’s interim financial statements as of and for the three and nine months ending September 30, 2025, the period in which the legislation was enacted.
Components of our results of operations:
Income Taxes:
The Company’s benefit from income taxes consists primarily of provision for foreign taxes. As the Company plans to expand the scale and scope of its international business activities, any changes in the United States and foreign taxation of such activities may increase the Company’s overall provision for income taxes in the future.

Results of operations:

The following table displays the (benefit)/expense from income taxes for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

(Benefit from) provision for income taxes	$(1,192)	$3,248	$(4,440)	(137)%

	Six months ended June 30,		Change
	2025	2024	Amount	%

(Benefit from) provision for income taxes	$(1,056)	$424	$(1,480)	(349)%
Benefit from income tax expense was $1.2 million for the three months ended June 30, 2025, as compared to an income taxes expense of $3.2 million for the three months ended June 30, 2024. The net decrease of $4.4 million for the three months ended June 30, 2025 was primarily due to a higher tax expense in the quarter ended June 30, 2024, which was driven by reversal of a tax benefit from the first quarter of 2024, which did not reoccur in the current quarter, and a higher effective tax rate due to the geographic mix of worldwide profit and losses.
Benefit from income tax expense was $1.1 million for the six months ended June 30, 2025, as compared to an income taxes expense of $0.4 million for the six months ended June 30, 2024. The net decrease of $1.5 million for the six months ended June 30, 2025 was primarily due to a higher effective tax rate due to the geographic mix of worldwide profit and losses.
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
The Company leases office facilities and equipment from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 12 years. Some leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease term up to 5 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Six months ended June 30,
	2025	2024
Operating lease cost	$2,106	$1,433
Short-term lease cost	23	580
Total lease cost	$2,129	$2,013

Supplemental cash flow information related to leases is as follows (in thousands):

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$2,067	$1,511

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$8,033	$—
Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$16,387	$10,168
Included in other current liabilities:
Operating lease liabilities, current	$3,325	$3,756
Operating lease liabilities, noncurrent	14,119	7,552
Total operating lease liabilities	$17,444	$11,308

Weighted-average remaining lease term - operating leases:	7.05	3.49

Weighted-average discount rate - operating leases:	5.1%	3.4%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2025 is as follows (in thousands):

2025 (excluding the six months ended June 30, 2025)	$2,016
2026	3,376
2027	3,637
2028	3,201
2029	1,535
Thereafter	8,306
Total lease payments	$22,071
Less imputed interest	(4,627)
Total present value of lease liabilities	$17,444

18.    Commitments and contingencies
Purchase Obligations
The Company has entered into non-cancelable arrangements with third parties, primarily related to cloud computing and other information technology services. As of June 30, 2025, future payments under these contractual obligations were as follows (in thousands):

2025	$811
2026	2,852
2027	1,359
Thereafter	48
Total Purchase Obligations	$5,070
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
19.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Balance, beginning of the period	$1,796	$2,805
Accrual for current year warranties	555	949
Warranty cost incurred	(680)	(1,958)
Balance, end of period	$1,671	$1,796
20.    Net loss attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024, respectively (in thousands except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(5,583)	$(10,434)	$(16,985)	$(16,603)

Denominator
Weighted-average common shares outstanding, basic	126,934,294	131,440,486	127,632,999	131,180,734
Effect of employee stock plans	—	—	—	—
Weighted-average common shares outstanding, diluted	126,934,294	131,440,486	127,632,999	131,180,734

Net loss per share, basic	$(0.04)	$(0.08)	$(0.13)	$(0.13)
Net loss per share, diluted	$(0.04)	$(0.08)	$(0.13)	$(0.13)

Because the Company had a net loss during the three months ended June 30, 2025 and 2024, respectively, 1.3 million and 1.9 million shares were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Therefore, basic net loss per share is the same as diluted net loss per share.

Because the Company had a net loss during the six months ended June 30, 2025 and 2024, respectively, 1.5 million and 2.1 million shares were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Therefore, basic net loss per share is the same as diluted net loss per share.
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
The following table reflect the Company’s significant segment expenses:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Revenue, net:
Product	$31,415	$34,576	$59,525	$68,698
Service	14,187	12,041	27,534	22,779
Total revenue, net	$45,602	$46,617	$87,059	$91,477
Cost of sales (excluding stock-based compensation)	20,144	19,478	39,865	39,877
Amortization - license & IP expense	481	503	974	1,006
Sales (excluding stock-based compensation)	7,832	6,934	16,438	12,826
Marketing (excluding stock-based compensation)	3,066	4,053	5,765	9,697
Research and development (excluding stock-based compensation)	7,403	8,324	15,551	16,797
General and administrative (excluding stock-based compensation)	10,509	8,699	20,644	17,742
Stock-based compensation expense	6,791	7,153	13,421	12,793
Other segment items	(5,041)	1,908	(8,614)	(2,657)
Net loss	$(5,583)	$(10,435)	$(16,985)	$(16,604)
Other segment items include other income (expenses) and interest income (expenses).
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$23,894	$22,393	$42,429	$43,751
EMEA	12,309	13,773	23,875	28,900
APAC	7,867	8,984	16,758	15,335
Other	1,532	1,467	3,997	3,491
Total revenue, net	$45,602	$46,617	$87,059	$91,477
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For revenue, a major country is defined as a group of customers in a country with combined revenue of greater than 10% of consolidated revenue or as otherwise deemed significant. Revenue in the United States was approximately $23.9 million and $42.4 million for the three and six months ended June 30, 2025, respectively, and $22.4 million and $43.8 million for the three and six months ended June 30, 2024, respectively. No other country represented greater than 10% of the Company’s consolidated net sales or was otherwise deemed significant. For the three and six months ended June 30, 2025, and 2024, the Company had no major customers that represented more than 10% of the Company’s total revenue.

As of June 30, 2025 and December 31, 2024, the Company’s long-lived assets by geographic area were as follows (in thousands):

	June 30, 2025	December 31, 2024

United States	$8,366	$8,228
EMEA	471	435
APAC	9,516	9,299
Total	$18,353	$17,962
As of June 30, 2025 and December 31, 2024, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.
22.    Subsequent Event
In July 2025, the Company initiated a plan to transition its manufacturing operations from Seattle, Washington, to its existing facility in Singapore. This strategic move is intended to optimize operational efficiency and reduce costs. The transition is expected to be completed by the end of fiscal year 2025.

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

Our FSP cell analyzers, the Cytek Aurora, Northern Lights and Cytek Aurora Evo systems, deliver high-resolution, high-content and high-sensitivity cell analysis and addresses the inherent limitations of other technologies by providing a higher level of multiplexing with exquisite sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Additionally, our Cytek Aurora cell sorter (“Aurora CS system”) leverages our FSP technology to further broaden our potential applications across cell analysis. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed our instruments to customers around the world, including pharmaceutical companies, biopharma companies, academic research centers, and clinical research organizations (“CROs”).

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
Total revenue for the three and six months ended June 30, 2025 was $45.6 million and $87.1 million, respectively, representing a 2% decrease and a 5% decrease, respectively, compared to revenue for the three and six months ended

June 30, 2024 of $46.6 million and $91.5 million, respectively. Total revenue for the three months ended June 30, 2025 decreased compared to total revenue for the three months ended June 30, 2024, due to lower product revenue resulting from lower product sales in the United States to academic and government customers and in EMEA to biotechnology and pharmaceutical customers. The decrease in total revenue for the six months ended June 30, 2025, compared to total revenue for the six months ended June 30, 2024 was due to the same factors.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 73% and 73% of total revenue for the three and six months ended June 30, 2025, respectively, and 74% and 75% for the three and six months ended June 30, 2024, respectively. Revenue from distributors represented 27% and 27% of total revenue for the three and six months ended June 30, 2025, respectively, and 26% and 25% for the three and six months ended June 30, 2024, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $8.8 million and $18.6 million for the three and six months ended June 30, 2025, respectively, and $10.0 million and $19.8 million for three and six months ended June 30, 2024, respectively. We intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $12.1 million and $24.6 million for the three and six months ended June 30, 2025, respectively, and $12.3 million and $24.8 million for three and six months ended June 30, 2024, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $5.6 million and $17.0 million for the three and six months ended June 30, 2025, respectively, and $10.4 million and $16.6 million for three and six months ended June 30, 2024, respectively. The change for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 resulted primarily from a decrease in revenues and gross profit and an increase in operating expenses.
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

	Three months ended June 30,			Six Months Ended June 30,
(In thousands)	2025	2024	Dollar Change	2025	2024	Dollar Change
Sales channel mix
Direct sales channel	$33,469	$34,549	$(1,080)	$63,439	$68,869	$(5,430)
Distributor channel	12,133	12,068	$65	23,620	22,608	$1,012
Total revenue, net	$45,602	$46,617	$(1,015)	$87,059	$91,477	$(4,418)

Customer mix
Academia and government*	$21,754	$20,239	$1,515	$38,886	$38,643	$243
Biotechnology, pharmaceutical, distributor and contract research organizations*	23,848	26,378	(2,530)	48,173	52,834	(4,661)
Total revenue, net	$45,602	$46,617	$(1,015)	$87,059	$91,477	$(4,418)
Distributors typically sell to end customers identified in other customer categories.
*Subsequent to the issuance of the June 30, 2024 interim financial statements, management identified a misclassification error in the Company's historical interim financial statements for the second quarter of fiscal year 2024 relating to a $14.2 million misclassification in the disaggregation of revenue by customer mix for the six months ended June 30, 2024. This misclassification impacts only the previously issued historical interim financial statements for the second quarter of fiscal year 2024. There is no net impact on the total revenue for the three and six months ended June 30, 2024. The Company corrected the previously presented amounts for the six months ended June 30, 2024, and concluded the error was not material to the previously issued interim financial statements.
Known Trends, Events and Uncertainties

Our business, results of operation and financial condition are dependent on both domestic and global macroeconomic conditions.

Recent inflation trends may adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, labor and benefit costs and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if the rate of inflation increases) on our operating costs, including our labor costs and research and development costs, due to inflationary pressures as well as supply chain constraints, consequences associated with future public health crises, the ongoing conflict between Russia and Ukraine, conflict in the Middle East or liquidity concerns at, and failure of, banks and other financial institutions.

Certain of our pharmaceutical and biotech customers based in the United States have been impacted by the difficult fundraising environment for small companies and generally high interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months ended June 30, 2025 and may adversely affect our operating results in the future.

The Trump administration has made and continues to signal additional changes to existing U.S. trade policies, including imposing and announcing plans for tariffs on all U.S. trading partners including China, and renegotiating or potentially terminating existing bilateral and multi-lateral trade agreements. In response, certain foreign governments have announced or implemented retaliatory tariffs against U.S. goods and other non-tariff protectionist measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Although we cannot predict the ultimate extent to which the United States or other countries will impose quotas, duties, reciprocal tariffs, taxes, or other similar restrictions upon the import or export of our products, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, the Trump administration’s imposition of tariffs as well as threatened and actual retaliatory tariffs against U.S. goods may have a negative impact on our revenue and costs in the future.

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

Finally, changes in the U.S. National Institutes of Health (“NIH”) policy with respect to grants for academic research, specifically, the reduction in indirect cost reimbursement, has impacted and may continue to impact our revenue from academic and government customers in the near term.

For a further discussion of trends, events, uncertainties and other factors that could impact our operating results, see the section titled “Risk Factors” in Item 1A of Part II in this Quarterly Report on Form 10-Q.

Components of our results of operations
Total revenue, net
We currently generate our total revenue, net from product revenue and service revenue.
Product. Our product revenue primarily consists of sales of our instruments, including the Cytek Aurora, Northern Lights, Cytek Aurora Evo, Aurora CS, Amnis and Guava systems, instrument accessories, such as loaders, and consumables, such as reagents. We offer multiple versions of our FSP systems with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.
Service. Our service revenue primarily consists of post-warranty service contracts, installations and repairs which are recognized over time. Post-warranty service contracts are recognized ratably over the term of the contract and installations and repair services are recognized as they are delivered to the customer.
We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $45.6 million and $46.6 million for the three months ended June 30, 2025 and 2024, respectively, and $87.1 million and $91.5 million for the six months ended June 30, 2025 and 2024, respectively.
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
General and administrative. Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, legal and human resource functions, as well as professional services fees, such as consulting, audit, tax, legal, general corporate costs and allocated overhead expenses. We are focused on controlling our general and administrative expenses; however, these may increase in absolute dollars in future periods.
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

Results of operations
Comparison of the three months ended June 30, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations and comprehensive loss data for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue, net:
Product	$31,415	$34,576	$59,525	$68,698
Service	14,187	12,041	27,534	22,779
Total revenue, net	45,602	46,617	87,059	91,477
Cost of sales:
Product	14,921	15,808	30,450	32,554
Service	6,814	5,373	12,585	10,474
Total cost of sales	21,735	21,181	43,035	43,028
Gross profit	23,867	25,436	44,024	48,449
Operating expenses:
Research and development	8,826	10,001	$18,550	19,796
Sales and marketing	12,134	12,268	$24,643	24,811
General and administrative	13,531	11,694	$26,429	23,102
Total operating expenses	34,491	33,963	69,622	67,709
Loss from operations	(10,624)	(8,527)	(25,598)	(19,260)
Other income (expense):			$—
Interest expense	(414)	(134)	$(705)	(575)
Interest income	555	1,416	$1,063	2,775
Other income, net	3,708	59	$7,199	881
Total other income, net	3,849	1,341	7,557	3,081
Loss before income taxes	(6,775)	(7,186)	(18,041)	(16,179)
(Benefit from) provision for income taxes	(1,192)	3,248	$(1,056)	424
Net loss	(5,583)	(10,434)	(16,985)	(16,603)
Net loss, basic and diluted	$(5,583)	$(10,434)	$(16,985)	$(16,603)
Net loss per share, basic	$(0.04)	$(0.08)	$(0.13)	$(0.13)
Net loss per share, diluted	$(0.04)	$(0.08)	$(0.13)	$(0.13)
Weighted-average shares used in calculating net loss per share, basic	126,934,294	131,440,486	$127,632,999	131,180,734
Weighted-average shares used in calculating net loss per share, diluted	126,934,294	131,440,486	$127,632,999	131,180,734
Comprehensive loss:
Net loss	$(5,583)	$(10,434)	$(16,985)	$(16,603)
Foreign currency translation adjustment, net of tax	603	1,375	$43	1,131
Unrealized loss on marketable securities	(33)	(16)	$(98)	(51)
Net comprehensive loss	$(5,013)	$(9,075)	$(17,040)	$(15,523)

Total revenue, net

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenue, net:
Product	$31,415	$34,576	$(3,161)	(9)%	$59,525	$68,698	$(9,173)	(13)%
Service	14,187	12,041	2,146	18%	27,534	22,779	4,755	21%
Total revenue, net	$45,602	$46,617	$(1,015)	(2)%	$87,059	$91,477	$(4,418)	(5)%
Total revenue, net decreased by $1.0 million to $45.6 million, or 2%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Total revenue, net decreased by $4.4 million to $87.1 million, or 5%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Product revenue decreased by $3.2 million to $31.4 million, or 9%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The lower revenue for the three months ended June 30, 2025 was primarily due to lower revenue in EMEA and APAC. Product revenue decreased by $9.2 million to $59.5 million, or 13%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The lower revenue for the six months ended June 30, 2025 was primarily due to lower revenue in EMEA and the United States, offset partially by growth in the APAC market.
Service revenue increased $2.1 million to $14.2 million, or 18%, and $4.8 million to $27.5 million, or 21%, for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. The increase was primarily due to continued growth of the installed base with the related increase in service contracts and maintenance activity.
Total cost of sales, gross profit and gross margin

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Cost of sales:
Product	$14,921	$15,808	$(887)	(6)%	$30,450	$32,554	$(2,104)	(6)%
Service	6,814	5,373	1,441	27%	12,585	10,474	2,111	20%
Total cost of sales	$21,735	$21,181	554	3%	$43,035	$43,028	$7	—%
Gross profit	$23,867	$25,436			$44,024	$48,449
Gross margin	52%	55%			51%	53%
Total cost of sales increased by $0.6 million to $21.7 million, or 3%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Total cost of sales was flat at $43.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in cost of sales for the three months ended June 30, 2025 was driven primarily by the increase in service cost of sales associated with higher parts and labor costs required to support higher service revenue. The higher service cost of sales was offset partially by lower product cost of sale primarily related to lower product revenue in the three months ended June 30, 2025.
Total gross profit margin was 52% and 55% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 51% and 53% for the six months ended June 30, 2025 and 2024, respectively. Gross profit margin declined due to higher cost of sales driven by the factors described above. Gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Product:
Revenue	31,415	34,576	$(3,161)	(9)%	59,525	68,698	$(9,173)	(13)%
Cost of sales	14,921	15,808	$(887)	(6)%	30,450	32,554	$(2,104)	(6)%
Product gross profit	16,494	18,768	$(2,274)	(12)%	29,075	36,144	$(7,069)	(20)%
Gross margin	53%	54%			49%	53%

Service:
Revenue	14,187	12,041	2,146	18%	27,534	22,779	$4,755	21%
Cost of sales	6,814	5,373	1,441	27%	12,585	10,474	$2,111	20%
Service gross profit	7,373	6,668	705	11%	14,949	12,305	$2,644	21%
Gross margin	52%	55%			54%	54%
Product revenue for the three and six months ended June 30, 2025 decreased by 9% and 13%, respectively, as compared to the three and six months ended June 30, 2024. Product cost of sales for the three and six months ended June 30, 2025 decreased by 6% and 6%, respectively, as compared to the same period in 2024. Product gross profit for the three and six months ended June 30, 2025 decreased 12% and 20%, respectively, as compared to the three and six months ended June 30, 2024. The lower product gross profit margins in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were driven primarily by lower product revenue resulting in lower fixed cost absorption.
Service revenue for the three and six months ended June 30, 2025 increased 18% and 21%, respectively, as compared to the three and six months ended June 30, 2024. Service cost of sales for the three and six months ended June 30, 2025 increased by 27% and 20%, respectively, as compared to the same period in 2024. Service gross profit for the three and six months ended June 30, 2025 increased 11% and 21%, respectively, as compared to the three and six months ended June 30, 2024. In the three months ended June 30, 2025, service gross margins declined compared to the three months ended June 30, 2024 due to higher service materials costs.
Operating expenses
Research and development

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Research and development	$8,826	$10,001	$(1,175)	(12)%	$18,550	$19,796	$(1,246)	(6)%

Research and development expenses were $8.8 million and $18.6 million for the three and six months ended June 30, 2025, respectively, as compared to $10.0 million and $19.8 million for the three and six months ended June 30, 2024, respectively. The decrease in research and development expenses for both the three and six months ended June 30, 2025 compared to research and development expenses for the three and six months ended June 30, 2024 was primarily due to lower headcount and engineering expenses.
Sales and marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Sales and marketing	$12,134	$12,268	$(134)	(1)%	$24,643	$24,811	$(168)	(1)%

Sales and marketing expenses were $12.1 million and $24.6 million for the three and six months ended June 30, 2025, respectively, as compared to $12.3 million and $24.8 million for the three and six months ended June 30, 2024, respectively.

General and administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
General and administrative	$13,531	$11,694	$1,837	16%	$26,429	$23,102	$3,327	14%

General and administrative expenses were $13.5 million and $26.4 million for the three and six months ended June 30, 2025, respectively, as compared to $11.7 million and $23.1 million for the three and six months ended June 30, 2024, respectively. The increase of $1.8 million and $3.3 million in general and administrative expenses for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to ongoing patent litigation expenses incurred in 2025.
While we are focused on controlling our general and administrative expenses, these may increase in absolute dollars in future periods to provide the infrastructure necessary to support the growth of the business.
Interest expense

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Interest expense	$(414)	$(134)	$(280)	209%	$(705)	$(575)	$(130)	23%

Interest expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively, as compared to $0.1 million and $0.6 million for the three and six months ended June 30, 2024, respectively. The increase in interest expense was mainly due to the adjustment to the settlement liability related to the settlement agreement with Becton, Dickinson and Company (“BD”). See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest income

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Interest income	$555	$1,416	$(861)	(61)%	$1,063	$2,775	$(1,712)	(62)%

Interest income was $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively, as compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2024, respectively. The decrease in interest income was the result of lower average balance of cash and cash equivalents and short-term investments as compared to the three and six months ended June 30, 2024 due to the transfer of funds from cash accounts to marketable securities accounts, the income from which is classified as investment income, included in Other income, net, rather than interest income, and a lower interest rate environment.
Other income, net

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Other income, net	$3,708	$59	$3,649	6185%	$7,199	$881	$6,318	717%

Other income, net, was $3.7 million and $7.2 million for the three and six months ended June 30, 2025, respectively, as compared to other income, net of $0.1 million and $0.9 million for the three and six months ended June 30, 2024, respectively. The increase in other income was primarily driven by an increase in realized and unrealized foreign exchange gains and movement of cash from interest bearing accounts to investment accounts.

Income Taxes

	Three months ended June 30,		Change		Six months ended June 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
(Benefit from) provision for income taxes	$(1,192)	$3,248	$(4,440)	(137)%	$(1,056)	$424	$(1,480)	(349)%
Benefit from income taxes was $1.2 million and $1.1 million for the three and six months ended June 30, 2025, respectively, as compared to an income taxes expense of $3.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively. The net decrease of $4.4 million for the three months ended June 30, 2025 was primarily due to higher tax expense in the quarter ended June 30, 2024, which was driven by reversal of a tax benefit from the first quarter of 2024, which did not reoccur in the current quarter, and a higher effective tax rate due to the geographic mix of worldwide profit and losses. Benefit from income tax expense was $1.1 million for the six months ended June 30, 2025, as compared to an income taxes expense of $0.4 million for the six months ended June 30, 2024. The net decrease of $1.5 million for the six months ended June 30, 2025 was primarily due to a higher effective tax rate due to the geographic mix of worldwide profit and losses.
Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of June 30, 2025 and December 31, 2024, we had approximately $262.0 million and $277.9 million, respectively, in cash and cash equivalents and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $22.1 million as of June 30, 2025.
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
On August 26, 2022, we entered into a sales agreement (the “Sales Agreement”) with Piper Sandler & Co. (“Piper”) as sales agent to sell from time to time up to $150.0 million of our common stock through an “at the market” offering program. To date, we have not made any sales of common stock pursuant to the Sales Agreement. The securities in this transaction were offered pursuant to an automatic shelf registration statement on Form S-3ASR (File No. 333-267118) that was filed with the SEC on August 26, 2022.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
(In thousands)	2025	2024
Net cash (used in) provided by :
Operating activities	$(17)	$10,161
Investing activities	(6,961)	(3,732)
Financing activities	(14,147)	(98)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,149)	3,957
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,275)	$10,288
Operating activities
Net cash used in operating activities for the six months ended June 30, 2025, was $0.02 million, which included a net loss of $17.0 million, an increase in deferred income taxes of $2.4 million, and an increase in loss on investments accretion and amortization, net of $3.1 million. Additionally, there was an increase of $5.1 million in inventories and a decrease of operating lease liabilities of $2.2 million, a decrease in legal settlement liability of $0.6 million, and an increase in prepaid expenses and other assets of $0.4 million. Cash used in operating activities during the period was partially offset by the non-cash provision for stock-based compensation expense, depreciation and amortization, amortization of right-of-use assets, and excess and obsolete inventory of $13.4 million, $3.8 million, $2.1 million, and $0.3 million, respectively. Additionally, trade accounts receivable decreased by $7.1 million due to seasonality, with our first quarter typically being lower than our fourth quarter, an increase in deferred revenue of $1.6 million, and an increase in trade accounts payable of $1.2 million.
Net cash provided by operating activities for the six months ended June 30, 2024 was $10.2 million due to the non-cash provision for stock-based compensation expense, depreciation and amortization, excess and obsolete inventory and amortization of right-of-use assets of $12.8 million, $3.5 million, $1.0 million, and $1.4 million, respectively; partially offset by a gain on investments, accretion and amortization, net of $2.4 million. Additionally, there was a decrease of inventories of $9.2 million and a decrease of trade accounts receivable of $10.2 million due to seasonality with our first quarter typically being lower than our fourth quarter due to marketing campaign closing activity. These were partially offset by usage of cash which included a net loss of $16.6 million and an increase in accrued expenses and other liabilities of $9.4 million, and an increase in prepaid expenses and other assets of $0.5 million.
Investing activities
Net cash used in investing activities during the six months ended June 30, 2025 was $7.0 million driven by purchase of marketable securities of $141.4 million, and purchase of property and equipment of approximately $2.5 million, partially offset by proceeds from maturities of marketable securities of $136.9 million.
Net cash used in investing activities during the six months ended June 30, 2024 was $3.7 million driven by purchases of marketable securities of $114.0 million, and the purchase of fixed assets and intangibles of approximately $1.6 million. This was partially offset by the proceeds from maturities of marketable securities of $112.0 million.
Financing activities
Net cash used in financing activities during the six months ended June 30, 2025 was $14.1 million, driven by the payments for repurchase of shares of $15.1 million and repayment of loan of $1.7 million, partially offset by the proceeds from a line of credit of $2.1 million.
Net cash used in financing activities during the six months ended June 30, 2024 was $0.1 million, driven by the payments for the repurchase of share of $2.7 million. This was partially offset by the proceeds from a line of credit of $1.4 million and the proceeds from the issuance of common stock under employee stock plans of $0.7 million.
Contractual Obligations and Commitments
During the six months ended June 30, 2025, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on February 28, 2025.

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

Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025. There were no material changes to our critical accounting policies during the three months ended June 30, 2025.

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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2025, we had approximately $262 million in cash and cash equivalents and short-term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short-term commercial paper. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal controls, our disclosure controls and procedures were not effective as of June 30, 2025.

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
Remediation Plan and Status
We remain committed to remediating the control deficiencies that constituted the above material weaknesses by continuing to enhance our internal control over financial reporting. Management has put in place measures aimed at addressing these deficiencies to ensure the material weaknesses are remediated. such that these controls are designed, implemented and operating effectively. Throughout the six months ended June 30, 2025, we have executed, and we will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

•International operations and expansion of our international business expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

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
•Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of June 30, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the U.S. Securities and Exchange Commission (the “SEC”)), in the aggregate, own approximately 39.3% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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
We have a limited operating history and may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We launched our first core commercial product, the Cytek Aurora system, in June 2017. Our Cytek Northern Lights system was commercially launched in October 2018, our Cytek Aurora CS system was first commercially shipped in June 2021, and we launched our Cytek Aurora Evo system in May 2025. Our limited commercial and operating history makes it difficult to evaluate our current business and predict our future performance. Although we have experienced significant revenue growth in prior periods, any assessment of our future revenue, profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries, including scaling up our infrastructure and headcount. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be materially and adversely affected.
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
We have sourced and will continue to source certain components of the Cytek Aurora, Cytek Northern Lights, Cytek Aurora CS and Cytek Aurora Evo systems from a limited number of suppliers and, in some cases, sole source suppliers. Key components in our products that are supplied by sole or single source suppliers include certain lasers and semiconductors that are used in our optical, electrical and fluidic subassemblies. On August 25, 2021, we and Cytek (Wuxi) Biosciences Co., Ltd, our Wuxi, China subsidiary (“Cytek Wuxi”), entered into a Supply Agreement (the “Coherent Agreement”) with Coherent. Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us and Cytek Wuxi, on a non-exclusive basis, laser products manufactured by Coherent. We and Cytek Wuxi provide Coherent with rolling forecasts of our and Cytek Wuxi’s anticipated orders, which are non-binding. Purchase orders submitted by us and Cytek Wuxi pursuant to the terms of the Coherent Agreement will be deemed accepted upon written acknowledgement of acceptance by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components. Additionally, we believe we are not a major customer to most of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or single source suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new supplier, particularly from any of our single source suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our products, resulting in increased costs and negative customer perception.
Although we believe that we have stable relationships with our existing suppliers, we cannot assure you that we will be able to secure a stable supply of components materials going forward. In the event that any adverse developments occur with our suppliers, in particular for those products that are sole-sourced, or if any of our suppliers modifies any of the components they supply to us, our ability to supply our products may be temporarily or permanently interrupted. Obtaining substitute components could be difficult, time- and resource-consuming and costly. Also, there can be no assurance that we will be able to secure a supply of alternative components at reasonable prices without experiencing interruptions in our business operations. In addition, we cannot assure you that our suppliers have obtained and will be able to obtain or maintain all licenses, permits and approvals necessary for their operations or comply with all applicable laws and regulations, and failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of components supplied to us.
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
International operations and expansion of our international business expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.
We currently have significant international operations, and our business strategy incorporates further international expansion. We currently maintain relationships with distributors and suppliers outside of the United States and may in the future enter into new distributor and supplier relationships outside of the United States. In addition, we currently have manufacturing operations in the United States, China and Singapore. Doing business internationally involves a number of risks, including:
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
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in this Quarterly Report on Form 10-Q.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 48% and 43% of our revenue came from sales to academic and government-owned institutions and 52% and 57% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended June 30, 2025 and 2024, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 48% and 43% of our revenue came from sales to academic and government-owned institutions in the three months ended June 30, 2025 and 2024, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
In addition, various state, federal and foreign agencies that have traditionally provided grants and other funding for basic research, research and development, and clinical testing have been and may be subject to further stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, including as a result of negative or worsening conditions in the general economy, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our solutions. Recent U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the U.S., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. For example, the Trump Administration is seeking to reduce research funding by the NIH for medical research. If the funding is reduced for studies related to the medical indications on which we are focused or on which researchers were or may have been considering applying for federal grants, our research and development initiatives could be delayed or otherwise affected. There is no guarantee that NIH appropriations will not decrease or halt in the future. A decrease in the amount of or halt of, or delay in the approval of, appropriations to NIH or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our solutions. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
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
We face significant competition in the cell analysis and life sciences tools markets. We currently compete with both established and early stage life sciences and in vitro diagnostics companies that design, manufacture and market flow cytometry instruments, accessories, consumables and software for cell analysis and/or provide services related to the same. An increasing number of applications for cell analysis, and more particularly flow cytometry, is leading to more companies offering competitive products and services. Our competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Becton, Dickinson and Company (“BD”), Bio-Rad Laboratories, Standard BioTools Inc., Miltenyi Biotec, Sony Biotechnology (Sony Corporation), and Thermo Fisher Scientific. Our target customers may also elect to develop their workflows using other technologies rather than implementing our platform, or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that could develop instruments or other products that will compete with us in the future.
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
We currently sell our products primarily in the cell analysis market, which is characterized by significant enhancements and evolving industry and regulatory standards. As a result, our customers’ needs are rapidly evolving. If we do not appropriately innovate and offer our customers comprehensive solutions and otherwise invest in new technologies, our offerings may become less desirable in the markets we serve, and our customers could move to new technologies offered by our competitors or make products themselves. Without the timely introduction of new instruments, accessories, consumables, software, services and enhancements, our offerings may become less competitive over time, in which case our competitive position and operating results could suffer. Accordingly, we focus significant efforts and resources on the development and identification of new products and applications to further drive adoption of our platform. To the extent we fail to timely introduce new and innovative products, offer enhancements to our existing products, or adequately predict our customers’ needs or otherwise fail to obtain desired levels of market acceptance, our business may suffer and our operating results could be adversely affected.
We believe our products have potential applications across a wide range of markets and we have targeted certain markets in which we believe our technology has significant advantages, or for which we believe we have a higher probability of success or revenue opportunity. For example, we are committed to developing our platform’s applications within the clinical market and, in particular, within disease detection, diagnosis, and treatment monitoring. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets and use cases for our technology. However, due to the significant resources required for the development of products or services for new markets, we must make decisions on which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets, products or services may not lead to the development of any viable products or services and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to accelerate adoption of our Full Spectrum Profiling (“FSP”) solutions, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations and prospects.
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
Our success depends on our ability to provide reliable, high-quality products that enable high-content and high-sensitivity cell analysis through flexible, efficient and cost-effective solutions. Our instruments are complex in design and involve a highly complex and precise manufacturing process. As a result of the technological complexity of our systems, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in an adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve and maintain our projected yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on a majority of our product sales, and reserves for estimated warranty costs are recorded during the period of sale. The determination of such reserves requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We typically establish warranty reserves based on historical warranty costs for each product line. If actual repair and replacement costs differ significantly from our estimates, adjustments to cost of sales may be required in future periods which could have an adverse effect on our results of operations.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of June 30, 2025, we had accrued approximately $1.7 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont and San Diego, California; Seattle, Washington; Wuxi, China; and Singapore require global shipping services which are subject to certain factors outside of our control, such as increased costs due to fuel surcharges or otherwise, delays passing through customs and disruptions to global shipping routes. We experienced shipping delays and difficulties due to the COVID-19 pandemic and may again experience such delays or difficulties due to future pandemics, other infectious disease outbreaks or natural disasters. Moreover, there is no guarantee that our systems will not become damaged or lost in transit, and we have experienced, and expect to continue to experience, delivery difficulties. If a system is damaged in transit, it may result in a substantial delay in the fulfillment of the customer’s order, and depending on the type and extent of the damage and whether the incident is covered by insurance, it may result in customer dissatisfaction and a substantial financial loss for us. If our products are not delivered in a timely fashion or are lost during the delivery process, our customers could also become dissatisfied and cease using our products or services, which would adversely affect our business, financial condition, results of operations and prospects. Additionally, delays in shipping could have an adverse impact on our ability to recognize revenue in a timely manner, which could have an adverse impact on our quarterly results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of June 30, 2025, there have been more than 2,800 peer-reviewed articles published since our first commercial launch in 2017, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
Many of the other cell analysis technology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They may also provide more diverse opportunities, better chances for career advancement and higher compensation. Some of these characteristics are more appealing to high-quality candidates than what we can offer. Further, if we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages.
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
As of June 30, 2025, we had 688 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
In connection with our financial statement close process for the year ended December 31, 2024, we identified deficiencies in the control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework that constitute material weaknesses, either individually or in the aggregate. These included deficiencies in the control environment, as well as deficiencies related to control activities related to (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action and relate to substantially all financial statement accounts and disclosures. See the section titled “Item 4. Controls and Procedures” for additional information.
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
•the rate at which we grow our sales force and the speed at which newly hired salespeople become effective;
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
Within the life sciences technology market, flow cytometry technologies currently provide solutions largely within cell proliferation, cell counting, cell identification, cell quality control and single-cell applications. However, we believe that the enhanced capabilities of our FSP platform have the potential to capture an increasingly greater share of the broader cell analysis market. Our Northern Lights system has been approved for clinical use in the European Union and China. In the United States, our products are currently labeled and promoted, and are, and in the near-future are expected to continue to be, sold primarily to academic and research institutions and biopharmaceutical companies as research use only products for non-diagnostic and non-clinical purposes, and are not currently designed, or intended to be used, for clinical diagnostic tests. We plan to continue generating supporting publications and data, as well as pursue any required regulatory approvals for clinical use for our products in the United States. Our ability to penetrate the clinical markets in the United States will depend in part on our ability to receive 510(k) clearance, de novo classification, or approval of a pre-market approval application from the FDA. Further, we believe our differentiated platform will enable us to expand the use of cell analysis into new markets, well beyond current applications addressed by prior flow cytometry technologies and other cell analysis technologies. If the actual number of customers who would benefit from our products, the price at which we can sell products or the annual addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.
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
In the ordinary course of our business, we and the third parties with whom we work, collect, use, store, safeguard, disclose, share, transfer, secure and otherwise process (collectively, “Process” or “Processing”) proprietary, confidential and sensitive data, including personal information (such as key-coded data, health information and other special categories of personal information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves, our customers and other parties (collectively, “Sensitive Information”). We rely upon third parties (such as service providers) for our data processing–related activities and share or receive Sensitive Information with or from third parties.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), but have not, and we may not in the future, detect, mitigate, and remediate all such vulnerabilities, including on a timely basis. Further, we have, and may in the future, experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
Currently, our Northern Lights CLC system is available for clinical use in only China and the European Union. Our Cytek Aurora, Cytek Northern Lights and Cytek Aurora Evo systems are otherwise available to customers as research use only (“RUO”) products. RUO products are regulated by the FDA as medical devices. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all.
As part of our growth strategy, we plan to seek approval to offer our Cytek Aurora and Northern Lights systems for clinical use in the United States and/or in other countries. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a premarket approval application from the FDA, unless an exemption applies. The process of obtaining approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals or clearances for any new products or for modifications to our existing products on a timely basis or that any approval or clearance will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, clearance, approval, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances or approvals, withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.
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
If any of these actions were to occur, our reputation would be harmed and our product sales and profitability would be adversely impacted. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.
Later discovery of previously unknown problems with our products, including manufacturing problems, or failure to comply with regulatory requirements such as the QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties, which would adversely affect our business, operating results and prospects.
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
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s General Data Protection Regulation (“UK GDPR”) (collectively, “GDPR”) impose strict requirements for processing the personal information of individuals located, respectively, within the European Economic Area (“EEA”) and the United Kingdom (“UK”). For example, violations of the GDPR can result in temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros (£17.5 million for the UK GDPR) or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year. Other countries outside of Europe have enacted or are considering enacting similar comprehensive data privacy and security laws and regulations, which could increase the cost and complexity of delivering our services and operating our business. For example, China’s Personal Information Protection Law (“PIPL”) broadly regulates data privacy and security practices and imposes strict requirements for processing personal information. As another example, Canada has enacted the Personal Information Protection and Electronic Documents Act and Canada’s Anti-Spam Legislation, which broadly regulate the processing of personal information and impose compliance obligations and penalties comparable to those of European data privacy and security laws. Complying with these and other similar laws and regulations (to the extent applicable) causes us to incur substantial operational costs and may require us to change our business practices, and could lead to material fines, penalties and liability.
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

The U.S. Department of Justice has issued a rule titled “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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
Our obligations related to data privacy and security (and consumers’ data privacy and security expectations) are quickly changing in an increasingly stringent fashion and creating regulatory uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties with whom we work. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could impact our compliance posture and business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight, bans on processing personal information; orders to destroy or not use personal information; and imprisonment of company officials. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, inability to process personal information or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our business model or operations.
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
We are exposed to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other healthcare laws and regulations that may constrain our business, our arrangements and relationships with customers, and how we market, sell and distribute our products. We have a compliance program, code of conduct and associated policies and procedures, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in protecting us from governmental investigations for failure to comply with applicable fraud and abuse or other healthcare laws and regulations. The laws that may affect our ability to operate include, among others:
•the Anti-Kickback Statute, which prohibits, among other things, knowingly and willingly soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of a person, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (the “FCA”). There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there may be limited or no exception or safe harbor for many common business activities. Certain common business activities. including certain reimbursement support programs, educational and research grants or charitable donations, and practices that involve remuneration to those who prescribe, purchase or recommend medical devices, including discounts, providing items or services for free or engaging such people as consultants, advisors or speakers, may be subject to scrutiny if they do not fit squarely within any available exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Our business may not in all cases meet all of the criteria for statutory exception or regulatory safe harbor protection from anti-kickback liability;
•the FCA, which prohibits, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds and knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Actions under the FCA may be brought by the government or as a qui tam action by a private person in the name of the government. These people, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any monetary recovery. Many medical device manufacturers have been investigated and have reached substantial financial settlements with the federal government under the FCA for a variety of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses and interactions with prescribers and other customers, including those that may have affected their billing or coding practices and submission of claims to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory monetary penalties for each false or fraudulent claim or statement. Because of the potential for large monetary exposure, life sciences companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Settlements may require companies to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Medical device manufacturers and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;
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
Including rights acquired in connection with the FCI Acquisition, as of June 30, 2025, we own 37 issued U.S. utility patents, ten issued Japan utility patents, seven issued European utility patents, four issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 75 pending utility patent applications, including 49 utility patent applications in the United States, two international utility patent applications, ten utility patent applications in the European Union, nine utility patent applications in China, and five utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Additionally, patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of June 30, 2025, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending invention patent applications, and our Wuxi subsidiary owns 42 issued patents and has seven pending invention patent applications and one pending utility patent application.

It is possible that none of our pending patent applications will result in issued patents in a timely fashion or at all, and even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is possible that others will design around our current or future patented technologies. It is possible that in the future the scope, validity and enforceability of our patents, licensed patents, patent applications, trademarks, and trademark applications may be challenged at the United States Patent and Trademark Office (“USPTO”) or in proceedings before the patent offices of other jurisdictions. We may not be successful in defending any such challenges made against our patents, patent applications, trademarks or trademark applications. Any successful third-party challenge to our patents or trademarks could result in the unenforceability or invalidity of such patents or trademarks and increased competition to our business. We may have to challenge the patents, patent applications, trademarks, or trademark applications of third parties. The outcome of patent litigation or other proceedings can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business.
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
The strength of patent rights generally, and particularly the patent position of life sciences companies, involves complex legal and scientific questions and can be uncertain, and has been the subject of much litigation in recent years. This uncertainty includes changes to the patent laws through either legislative action to changes to statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents or the chances that patent applications will result in issued claims and the scope of any such claims. Our current or future patent applications may fail to result in issued patents in the United States or foreign countries with claims that cover our current and any future products. Even if patents are successfully issued from our patent applications, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to our patents could deprive us of the exclusive rights necessary for the successful commercialization of our current and any future products, which may materially harm our business. Furthermore, even if they are unchallenged, our patents may not adequately protect our current and any future products, provide exclusivity for such products or prevent others from designing around the claims of our patents. If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and products would be adversely affected and would materially harm our business. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our current and any future products is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our current and any future products.
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
Some of our patents and patent applications may in the future be jointly owned with third parties, including certain universities and public institutions in the United States and China. If we are unable to obtain an exclusive license to any such third-party joint-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such joint-owners patents to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could harm our business, financial condition and results of operations.
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
Patents covering our current, and any future, products or our technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, which could harm our business, financial condition and results of operations.
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

In addition, if we initiate legal proceedings against a third party to enforce a patent covering our current and any future products, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Defenses of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Third parties may also raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation, including through re-examination, post-grant review, IPR, derivation proceedings and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover or provide meaningful protection of our current and any future products or technologies. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or other third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current and any future products and technology. Such a loss of patent protection would harm our business, financial condition and results of operations.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first to file system in which, assuming that other requirements for patentability are met, the first applicant to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 15, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our current and any future products.
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
Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could harm our business, financial condition and results of operations.

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
In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed by our current and any future products, which could harm our ability to commercialize any product we may develop and any other technologies covered by the asserted third-party patents. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe third-party intellectual property rights, including patents, and we are unsuccessful in demonstrating that such patents or other intellectual property rights are invalid or unenforceable, such third parties may be able to block our ability to commercialize the applicable products or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay significant license fees and/or royalties, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same technology. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our current and any future products, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.
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
We cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets or proprietary information. Additionally, despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor or other third party, our competitive position would be materially and adversely harmed. Furthermore, we expect these trade secrets, know-how and proprietary information to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel from academic to scientific industry positions.

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
We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, shipping products, processing transactions, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. Our systems and the data contained on them are and have been subject to computer viruses, ransomware or other malware, attacks by computer hackers, social engineering (including phishing), supply chain attacks, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely, and failures during the process of upgrading or replacing software, databases or components thereof. If the confidentiality, integrity, or availability of our systems or our data is compromised due to these, or any number of, causes ranging from catastrophic events and power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, including corruption of our data or release of our confidential information, which could have an adverse effect on our business. Furthermore, any breach in our information technology systems could lead to the unauthorized access, disclosure and use of non-public information that may be protected by applicable laws. Any such access, disclosure, or other loss of information could require substantial expenditures to remedy and could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and damage to our reputation.
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
•performance or news releases by other companies in our industry, including about adverse developments related to safety, effectiveness, accuracy and usability of their products, reputational concerns, regulatory compliance, and product recalls;
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
Based on the number of shares of common stock outstanding as of June 30, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 39.3% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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
These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business anti-takeover provisions, and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change-of-control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice-of-forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find either exclusive forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could seriously harm our business.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For instance, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, makes significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and experimental expenditures in the year incurred, which expenses had been required under the 2017 Tax Cuts and Jobs Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are currently evaluating the impact of the OBBBA on our consolidated financial statements, including the effects on its deferred tax assets and liabilities. The impact of the OBBBA will be reflected in our interim financial statements as of and for the three and nine months ending

September 30, 2025, the period in which the OBBBA was enacted. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table provides information with respect to the shares of the Company’s common stock repurchased during the three months ended June 30, 2025:

	Total number of shares repurchased	Average price paid for share ($)	Total number of shares purchased as part of publicly announced plans or programs (1)	Remaining dollar value that may yet be purchased under the plans or programs ($)
April 1 – April 30, 2025	939,946	3.72	13,603,933	$36,000,023
May 1 – May 31, 2025	274,059	3.65	13,877,992	$35,000,023
June 1 – June 30, 2025	—	—	—	—
Total	1,214,005	3.71	13,877,992	$35,000,023
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

Cytek Biosciences, Inc.

Date: August 6, 2025	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)