Form 10-Q
period 2025-09-30
Cytek Biosciences, Inc.
filed 2025-11-05
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of October 31, 2025 was 127,864,830.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$93,281	$98,716
Restricted cash	—	29
Marketable securities	168,453	179,145
Trade accounts receivable, net	56,632	60,588
Inventories	51,649	43,893
Prepaid expenses and other current assets	18,474	14,075
Total current assets	388,489	396,446
Deferred income tax assets, noncurrent	38,393	33,374
Property and equipment, net	18,046	17,962
Operating lease right-of-use assets	11,158	10,168
Goodwill	16,698	16,663
Intangible assets, net	17,676	20,128
Other noncurrent assets	4,459	4,759
Total assets	$494,919	$499,500
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$7,632	$5,529
Legal settlement liability, current	2,177	1,705
Accrued expenses	20,233	21,443
Other current liabilities	16,426	13,494
Deferred revenue, current	28,739	25,492
Total current liabilities	75,207	67,663
Legal settlement liability, noncurrent	8,158	9,036
Deferred revenue, noncurrent	16,315	16,098
Operating lease liability, noncurrent	13,494	7,552
Long term debt	655	1,050
Other noncurrent liabilities	2,519	2,364
Total liabilities	$116,348	$103,763
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of September 30, 2025 and December 31, 2024, respectively; 127,864,830 and 129,205,901 issued and outstanding shares as of September 30, 2025 and December 31, 2024, respectively.	128	129
Additional paid-in capital	435,284	430,791
Accumulated deficit	(57,662)	(35,199)
Accumulated other comprehensive gain	821	16
Total stockholders’ equity	$378,571	$395,737
Total liabilities and stockholders’ equity	$494,919	$499,500
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue, net:
Product	$38,114	$39,544	$97,639	$108,242
Service	14,179	11,956	41,713	34,735
Total revenue, net	52,293	51,500	139,352	142,977
Cost of sales:
Product	17,728	17,490	48,178	50,044
Service	7,014	5,005	19,599	15,479
Total cost of sales	24,742	22,495	67,777	65,523
Gross profit	27,551	29,005	71,575	77,454
Operating expenses:
Research and development	8,956	9,882	27,506	29,679
Sales and marketing	11,666	12,429	36,309	37,240
General and administrative	16,121	10,942	42,550	34,044
Total operating expenses	36,743	33,253	106,365	100,963
Loss from operations	(9,192)	(4,248)	(34,790)	(23,509)
Other income (expense):
Interest expense	(494)	(119)	(1,199)	(694)
Interest income	573	1,433	1,636	4,208
Other income, net	1,344	3,091	8,543	3,972
Total other income, net	1,423	4,405	8,980	7,486
(Loss) income before income taxes	(7,769)	157	(25,810)	(16,023)
Benefit from income taxes	(2,291)	(784)	$(3,347)	(360)
Net (loss) income	$(5,478)	$941	$(22,463)	$(15,663)
Net (loss) income, basic and diluted	$(5,478)	$941	$(22,463)	$(15,663)
Net (loss) income per share, basic	$(0.04)	$0.01	$(0.18)	$(0.12)
Net (loss) income per share, diluted	$(0.04)	$0.01	$(0.18)	$(0.12)
Weighted-average shares used in calculating net (loss) income per share, basic	127,547,859	131,003,744	$127,604,317	$131,121,301
Weighted-average shares used in calculating net (loss) income per share, diluted	127,547,859	132,785,552	$127,604,317	$131,121,301
Comprehensive (loss) income:
Net (loss) income	$(5,478)	$941	$(22,463)	$(15,663)
Foreign currency translation adjustment, net of tax	741	101	$784	1,232
Unrealized gain on marketable securities	118	195	$20	144
Net comprehensive (loss) income	$(4,619)	$1,237	$(21,659)	$(14,287)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2024	129,205,901	$129.00	$430,791.00	$(35,199.00)	$16.00	$395,737.00
Shares issued in connection with employee stock plans	500,830	1	38	—	—	39
Shares of Common Stock withheld related to net share settlement	(29,006)	—	(129)	—	—	(129)
Repurchase of shares	(2,078,583)	(2)	(10,625)	—	—	(10,627)
Stock-based compensation	—	—	6,630	—	—	6,630
Unrealized loss on marketable securities	—	—	—	—	(65)	(65)
Foreign currency translation adjustment, net of tax	—	—	—	—	(560)	(560)
Net loss	—	—	—	(11,402)	—	(11,402)
Balances at March 31, 2025	127,599,142	$128	$426,705	$(46,601)	$(609)	$379,623

Shares issued in connection with employee stock plans	545,702	1	65	—	—	66
Proceeds from Employee Stock Purchase Plan	292,212	—	703	—	—	703
Shares of Common Stock withheld related to net share settlement	(37,938)	(1)	(102)	—	—	(103)
Repurchase of shares	(1,214,005)	(1)	(4,509)	—	—	(4,510)
Stock-based compensation	—	—	6,791	—	—	6,791
Unrealized loss on marketable securities	—	—	—	—	(33)	(33)
Foreign currency translation adjustment, net of tax	—	—	—	—	603	603
Net loss	—	—	—	(5,583)	—	(5,583)
Balances at June 30, 2025	127,185,113	$127	$429,652	$(52,184)	$(38)	377,557
Shares issued in connection with employee stock plans	721,661	1	136	—	—	137
Shares of Common Stock withheld related to net share settlement	(41,944)	—	(170)	—	—	(170)
Repurchase of shares	—	—	29	—	—	29
Stock-based compensation	—	—	5,638	—	—	5,638
Unrealized gain on marketable securities	—	—	—	—	118	118
Foreign currency translation adjustment, net of tax	—	—	—	—	741	741
Net loss	—	—	—	(5,478)	—	(5,478)
Balances at September 30, 2025	127,864,830	$128	$435,284	$(57,662)	$821	$378,571

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2023	130,714,906	$131	$423,386	$(29,178)	$(1,275)	$393,064
Shares issued in connection with employee stock plans	559,325	—	506	—	—	506
Shares of Common Stock withheld related to net share settlement	(20,050)	—	(148)	—	—	(148)
Stock-based compensation	—	—	5,640	—	—	5,640
Unrealized loss on marketable securities	—	—	—	—	(35)	(35)
Foreign currency translation adjustment, net of tax	—	—	—	—	(244)	(244)
Net loss	—	—	—	(6,169)	—	(6,169)
Balances at March 31, 2024	131,254,181	$131	$429,384	$(35,347)	$(1,554)	$392,614

Shares issued in connection with employee stock plans	506,375	1	224	—	—	225
Proceeds from Employee Stock Purchase Plan	210,496	—	1,007	—	—	1,007
Shares of Common Stock withheld related to net share settlement	(21,532)	—	(130)	—	—	(130)
Repurchase of shares	(444,319)	—	(2,670)	—	—	(2,670)
Stock-based compensation	—	—	7,152	—	—	7,152
Unrealized loss on marketable securities	—	—	—	—	(16)	(16)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,375	1,375
Net loss	—	—	—	(10,434)	—	(10,434)
Balances at June 30, 2024	131,505,201	$132	$434,967	$(45,781)	$(195)	$389,123
Shares issued in connection with employee stock plans	481,509	—	146	—	—	146
Shares of Common Stock withheld related to net share settlement	(26,344)	—	(146)	—	—	(146)
Repurchase of shares	(2,194,355)	(2)	(11,948)	—	—	(11,950)
Stock-based compensation	—	—	7,053	—	—	7,053
Unrealized gain on marketable securities	—	—	—	—	195	195
Foreign currency translation adjustment, net of tax	—	—	—	—	101	101
Net income	—	—	—	941	—	941
Balances at September 30, 2024	129,766,011	$130	$430,072	$(44,840)	$101	$385,463
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(22,463)	$(15,663)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,683	5,358
Amortization of operating lease-right-of use assets	3,249	2,391
Stock-based compensation	19,058	19,845
Loss on disposal of property and equipment	355	52
Provision for (benefit from) credit losses	102	(73)
Provision for excess and obsolete inventory	467	1,378
Deferred income taxes	(5,019)	—
Gain on investments, accretion, and amortization, net	(4,461)	(3,631)
Interest expenses for accretion of the legal settlement liabilities	433	512
Change in operating assets and liabilities:
Trade accounts receivable	6,514	3,901
Inventories	(7,295)	12,755
Prepaid expenses and other assets	695	(2,067)
Trade accounts payable	1,757	2,324
Accrued expenses and other liabilities	(739)	(3,755)
Legal settlement liabilities	(840)	11
Operating lease liabilities	(3,276)	(2,300)
Deferred revenue	1,865	2,344
Net cash (used in) provided by operating activities	(3,915)	23,382
Cash flows from investing activities:
Purchases of marketable securities	(201,047)	(166,812)
Proceeds from maturities of marketable securities	216,106	150,000
Proceeds from sale of property and equipment	57	97
Purchase of property and equipment	(3,083)	(2,631)
Purchase of intangible assets	(74)	(195)
Net cash provided by (used in) investing activities	11,959	(19,541)
Cash flows from financing activities:
Repayment of loan	(1,805)	(418)
Proceeds from Employee Stock Purchase Plan	703	1,007
Payments for taxes related to net share settlement of equity awards	(402)	(424)
Proceeds from issuance of common stock under employee stock plans	240	877
Proceeds from line of credit	4,166	1,396
Payments for repurchase of shares	(15,108)	(14,620)
Net cash used in financing activities	(12,206)	(12,182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,303)	3,014
Cash, cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,465)	(5,327)
Cash, cash equivalents and restricted cash at beginning of period	98,745	167,630
Cash, cash equivalents and restricted cash at end of period	$93,281	$162,303
Supplemental disclosure of cash flow information:
Cash paid for taxes	$25	$1,922
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable or accrued purchase at period end	$85	$99
Transfer of inventory to property and equipment	$122	$—
Intangible asset in accounts payable or accrued expenses at period end	$11	$—
Derecognition of right-of-use assets	$—	$205
Operating lease right-of-use assets obtained in exchange for operating lease liabilities, net of tenant improvement receivable	$3,947	$1,637
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
The Company has successfully developed and manufactured its full spectrum flow cytometry platform (“instrument(s)” or “product(s)”). The Company’s FSP cell analyzers, the Cytek® Aurora™, Northern Lights™ and Cytek Aurora Evo systems, deliver high-resolution, high-content and high-sensitivity cell analysis. The Company also launched its Cytek Aurora cell sorter (“Cytek Aurora CS system”), which leverages FSP technology to further broaden potential applications across cell analysis. The Company’s FSP platform includes instruments, accessories, reagents, software, and services to provide a comprehensive and integrated suite of solutions for its customers.
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
Foreign currency translation and transactions
The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the unaudited interim consolidated statements of operations and comprehensive (loss) income have been translated at the average exchange rate for the year or the reporting period. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the unaudited interim consolidated statements of operations and comprehensive (loss) income.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents, and restricted cash was $93.3 million and $98.7 million as of September 30, 2025 and December 31, 2024, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of September 30, 2025.
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Cash	$31,256	$32,251
U.S. Treasury	18,346	4,743
Money market funds	43,679	61,722
Restricted cash	—	29
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$93,281	$98,745
Short-term restricted cash
As of December 31, 2024, two bank guarantees to Cytek Biosciences B.V. totaled $29.0 thousand (EUR 27.5 thousand). The restricted cash was related to two customers and was based on a 12-month period warranty security that would be released in 2025.
As of September 30, 2025, all short-term restricted cash had been released, and there was no short-term restricted cash with Cytek Biosciences B.V.
Investments
Available-for-sale investments. The Company’s investments may consist of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, and money market funds. The Company has designated all investments as available-for-sale and, therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. Realized gains and losses on the sale of investments are recorded in interest and other income, net in the consolidated statements of operations and comprehensive (loss) income. Investments with remaining maturities at date of purchase greater than 90 days and remaining maturities as of the reporting period less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.
Equity Investments. The Company’s equity investments consist of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the consolidated statements of operations and comprehensive (loss) income. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended September 30, 2025.
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
There were no significant changes in the allowance for credit losses for the nine months ended September 30, 2025.
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
Upon sale or retirement of the assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statements of operations and comprehensive (loss) income. Expenditures for general maintenance and repairs are expensed as incurred.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of the termination of the 2022 Sales Agreement in August 2025, the Company had not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have been expensed and recorded as of September 30, 2025.
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

Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the three and nine months ended September 30, 2025, advertising, marketing and media expenses were $0.8 million and $3.2 million, respectively. For the three and nine months ended September 30, 2024, advertising, marketing and media expenses were $0.8 million and $3.0 million, respectively.
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
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy for interest and penalties related to uncertain tax positions is to recognize interest and penalties, if any, in interest expense and other expense, respectively, in the accompanying consolidated statements of operations and comprehensive (loss) income. Accrued interest and penalties, if any, are included in accrued expenses in the consolidated balance sheet.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs. ASU 2025-06 is effective for annual periods beginning after

December 15, 2027, with early adoption permitted as of the beginning of an annual period. The Company is currently in the process of evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s Financial Statements.
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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales channel mix
Direct sales channel	$37,673	$39,743	$101,112	$108,612
Distributor channel	14,620	11,757	38,240	34,365
Total revenue, net	$52,293	$51,500	$139,352	$142,977

Customer mix
Academia and government	$17,791	$21,206	$56,677	$59,849
Biotechnology, pharmaceutical, distributor and contract research organizations	34,502	30,294	82,675	83,128
Total revenue, net	$52,293	$51,500	$139,352	$142,977
Revenue by geographical markets is presented in Note 21.

Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2025 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,945	$—	$1,945
Service revenue	26,794	16,315	43,109
Total revenue	$28,739	$16,315	$45,054

Contract balances
The Company had immaterial amounts of contract assets included within prepaid expenses and other current assets on the consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers, and customer deposits (in thousands):

	September 30, 2025	December 31, 2024
Contract liabilities:
Deferred revenue, current	$28,739	$25,492
Deferred revenue, long-term	16,315	16,098
Customer deposits, which are included in 'Other current liabilities'	1,041	1,118
Total contract liabilities	$46,095	$42,708
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2023	$39,265
Revenue recognized	(47,190)
Revenue deferred	50,633
Balance at December 31, 2024	$42,708
Revenue recognized	(14,089)
Revenue deferred	17,475
Balance at September 30, 2025	$46,095
5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$24,652	$22,571
Work in progress	6,733	6,488
Finished goods	20,264	14,834
Total inventories	$51,649	$43,893
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses:
Prepaid inventory	$260	$115
Prepaid rent	82	47
Prepaid insurance	681	804
Prepaid income tax	7,405	7,380
Other	2,088	3,786
Other current assets:
Tax refund receivable	732	—
Tenant improvement receivables	$4,309	$—
Other	2,917	1,943
Total prepaid expenses and other current assets	$18,474	$14,075

Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses:
Accrued compensation and related benefits	$13,254	$14,765
Professional service fees	2,449	1,694
Purchases	1,813	1,851
Product warranty	1,520	1,796
Other	1,196	1,337
Total accrued expenses	$20,233	$21,443
For the product warranty analysis refer to Note 19.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	September 30, 2025	December 31, 2024
Other current liabilities:
Customer deposits	$1,041	$1,118
Income tax payable	1,381	1,516
Sales and use tax payable	2,968	2,043
Operating lease liability, current	3,092	3,756
Current portion of loan and line of credit	7,585	4,658
Other	359	403
Total other current liabilities	$16,426	$13,494
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

Description:	September 30, 2025	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$43,679	$43,679	$—	$—
U.S. Treasury	18,346	18,346	—	—
Short-term investments:
U.S. Treasury	133,291	133,291	—	—
Corporate bonds	21,354	—	21,354	—
Commercial paper	13,808	—	13,808	—
Total	$230,478	$195,316	$35,162	$—

Description:	December 31, 2024	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$61,722	$61,722	$—	$—
U.S. Treasury	4,743	4,743	—	—
Short-term investments:
U.S. Treasury	161,477	161,477	—	—
Corporate bonds	1,977	—	1,977	—
Commercial paper	15,691	—	15,691	—
Total	$245,610	$227,942	$17,668	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
The table above does not include the Company’s investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of September 30, 2025.
7.    Investments
The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of September 30, 2025 (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$133,206	$89	$(5)	$133,290
Corporate bonds	21,333	22	—	21,355
Commercial paper	13,809	—	—	13,809
Total available-for-sale investments	$168,348	$111	$(5)	$168,454
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at September 30, 2025 (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$168,348	$168,454
Total	$168,348	$168,454

The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$161,401	$88	$(12)	$161,477
Corporate bonds	1,976	1	—	1,977
Commercial paper	15,684	11	(4)	15,691
Total available-for-sale investments	$179,061	$100	$(16)	$179,145

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Mature in less than one year	$179,061	$179,145
Total	$179,061	$179,145
8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$12,290	$11,639
Leasehold improvements	3,607	3,224
Building and land	7,776	7,763
Construction in progress	845	357
Office and computer equipment	2,740	1,495
Furniture and fixtures	2,396	2,198
Total property and equipment	29,654	26,676
Less: accumulated depreciation	(11,608)	(8,714)
Property and equipment, net	$18,046	$17,962
Total depreciation expense for the three and nine months ended September 30, 2025 was $1.0 million and $2.9 million, respectively. Total depreciation expense for the three and nine months ended September 30, 2024 was $0.9 million and $2.6 million, respectively.
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
The results of operations for the FCI Business are included in the consolidated financial statements of the Company from the date of the acquisition.
10.    Goodwill and intangible assets, net
The following table shows the components of intangible assets, net (in thousands):

	September 30, 2025	December 31, 2024
Patents and trademarks	$1,034	890
Trade name	3,793	3,792
IP license	10,636	10,636
Customer relationships	11,391	11,351
Reagent license	1,800	1,800
Land use right	182	—
Total intangible assets	28,836	28,469
Less: accumulated amortization	(11,160)	(8,341)
Intangible assets, net	$17,676	$20,128
Total amortization expense for the three and nine months ended September 30, 2025 was approximately $0.9 million and $2.8 million, respectively. Total amortization expense for the three and nine months ended September 30, 2024 was approximately $0.9 million and $2.8 million, respectively.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning with the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.3 million and $0.8 million of interest expense for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.5 million of interest expense for the three and nine months ended September 30, 2024, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The

Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $10.3 million and $10.7 million as of September 30, 2025 and December 31, 2024, respectively.
The following table shows the components of the legal settlement liability (in thousands):

	September 30, 2025	December 31, 2024
Current:
Legal settlement liability	$2,177	$1,705
Noncurrent:
Legal settlement liability	8,158	9,036
Total legal settlement liability	$10,335	$10,741
12.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan was denominated in Chinese renminbi and collateralized by Cytek Wuxi’s cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi’s name, but the use of such account was restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of September 30, 2025, the total outstanding loan amount is $1.2 million. The current portion of the loan, $0.6 million, is included in other current liabilities. As of September 30, 2025, the interest rate on the loan was 3.8%, which is based on the five-year Loan Prime Rate (LPR) plus a margin of 0.2%.
On October 24, 2024, the Company signed a maximum credit agreement with the Bank of China, Wuxi Branch (the “Bank of China Maximum Credit Agreement), for 37 million Chinese renminbi (approximately US $5.2 million), which was renewed on August 26, 2025. This credit is collateralized by Cytek Wuxi’s cash deposit to the bank. The 37 million Chinese renminbi (approximately US $5.2 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. Under the renewed Bank of China Maximum Credit Agreement, the line of credit is available until August 14, 2026. During the fourth quarter of 2024, the Company withdrew 20 million Chinese renminbi (approximately US $2.8 million) to support its operational needs. During the third quarter of 2025, the Company withdrew 15 million Chinese renminbi (approximately US $2.1 million) to support its operational needs. The remaining balance as of September 30, 2025 was 2 million Chinese renminbi (approximately US $0.3 million).
On January 6, 2025, Cytek (Shanghai) Biosciences Co., Ltd. signed a maximum credit agreement with the Bank of Ningbo for 10 million Chinese renminbi (approximately US $1.4 million). Collateral for the credit was provided to the bank by Cytek Wuxi. In January and March of 2025, Cytek (Shanghai) Biosciences Co., Ltd. withdrew 2.0 million Chinese renminbi (approximately US $0.3 million) and 3.0 million Chinese renminbi (approximately US $0.45 million), respectively, to support its operational needs. The interest rate was at 3.1% and 2.55%, respectively, and the lines of credit are due on January 9 and March 3, 2026, respectively. As of September 30, 2025, the outstanding balance was 5 million Chinese renminbi (approximately US $0.75 million).
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

13.    Common stock
As of September 30, 2025, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Company’s Board of Directors (the “Board”) and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.

In connection with the filing by the Company of the Registration Statement on August 26, 2022, the Company also entered into the “2022 Sales Agreement” with Piper as sales agent to sell from time to time up to $150 million of the Company’s common stock through an “at-the-market” offering program as defined in Rule 415 promulgated under the Securities Act.
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of the termination of the 2022 Sales Agreement in August 2025, the Company had not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have been expensed and recorded as of September 30, 2025.
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
On December 11, 2024, the Board approved a new program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock commencing January 1, 2025. During the nine months ended September 30, 2025, the Company repurchased 3,292,588 shares of its outstanding common stock for a total cost of approximately $15.1 million at an average price per share of $4.56. As of September 30, 2025, the Company had a remaining authorized amount of $35.0 million in the repurchase program. The repurchase program is used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program will expire on December 31, 2025.
Under these three repurchase programs, the Company has purchased an aggregate of 13,877,992 shares of its outstanding common stock for a total cost of approximately $80.5 million at an average price per share of $5.8.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of September 30, 2025, the Company accrued $0.1 million in excise taxes related with its share repurchases.
14.    Stock-based compensation plan
Stock Plans
As of September 30, 2025, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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

2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of September 30, 2025, the total number of shares of common stock available for issuance under the 2021 Plan was 23,511,494 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of September 30, 2025, the total number of shares of common stock available for issuance under the ESPP was 6,150,670 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2024	7,764,457	$8.89	6.85	$10,810
Options granted	2,548,701	4.24
Options exercised	(456,302)	0.52
Options forfeited	(236,688)	6.98
Options expired	(351,485)	14.26
Balance as of September 30, 2025	9,268,683	$7.87	7.02	$3,263
Options exercisable as of September 30, 2025	5,799,190	$9.20	5.87	$3,210
The weighted-average grant date fair value of options granted during the three months ended September 30, 2025 was $2.17 per share. Options were not granted during the three months ended September 30, 2024. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 were $2.67 and $4.61 per share, respectively.

There was $12.3 million of unrecognized stock-based compensation expense related to unvested stock options as of September 30, 2025. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.71 years as of September 30, 2025.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of September 30, 2025.
RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2024	4,220,878	$8.22	1.46	$27,393
Granted	2,498,586	4.05
Vested	(1,311,891)	8.32
Forfeited	(435,861)	7.39
Unvested balance at September 30, 2025	4,971,712	$6.17	1.42	$17,252
As of September 30, 2025, $28.4 million of unrecognized stock-based compensation expense related to unvested RSU awards. The unrecognized stock-based compensation expense is estimated to be recognized over a weighted-average period of approximately 2.7 years.
Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of sales	$906	$1,154	$3,102	$3,298
Research and development	1,106	1,659	4,106	4,658
Sales and marketing	1,002	1,266	3,443	3,554
General and administrative	2,624	2,974	8,408	8,335
Total stock-based compensation	$5,638	$7,053	$19,059	$19,845
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Expected term (in years)	5.0	0	5.99	6.0
Expected volatility	67%	—%	66%	73%
Risk-free interest rate	4%	—%	4%	4%
Dividend yield	—	—	—	—

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	73%	63%	73%	60%
Risk-free interest rate	4%	5%	4%	5%
Dividend yield	—	—	—	—
15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan that covers substantially all of its employees (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2025, respectively. The Company’s contributions to the 401(k) Plan were approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2024, respectively.
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
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy for interest and penalties related to uncertain tax positions is to recognize interest and penalties, if any, in interest expense and other expense, respectively, in the accompanying consolidated statements of operations and comprehensive (loss) income. Accrued interest and penalties, if any, are included in accrued expenses in the consolidated balance sheet.
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
The Company’s effective income tax rate from continuing operations was 13.0% and 2.1% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2025 is lower than the U.S. federal statutory tax rate due to the impact of non-deductible stock-based compensation and the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for stock compensation and federal and state research credits. The effective income tax rate for the nine months ended September 30, 2024 was lower than the US federal statutory tax rate primarily due to state income taxes, non-deductible stock-based compensation, the Company's mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits.

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
On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA includes significant changes to the U.S. Internal Revenue Code of 1986, as amended, including restoration of immediate deductions of domestic research and experimental expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Company continues to evaluate the impact of the OBBBA on its consolidated financial statements, including the effects on its deferred tax assets and liabilities. The provisions of the OBBBA provide that the Company is no longer required to capitalize domestic research and development expenses in 2025, which has resulted in the Company forecasting a taxable loss for the fiscal year and a corresponding elimination of taxpayer favorable permanent deductions for Global Intangible Low-Taxed Income and Foreign Derived Intangible Income, causing an increase in the effective tax rate. In addition, there will be an impact in future years due to changes in these two deductions that are not expected to have a material impact to the Company.
Components of our results of operations:
Income Taxes:
The Company’s benefit from income taxes consists primarily of benefit for U.S. taxes offset by a provision for foreign taxes. As the Company plans to expand the scale and scope of its international business activities, any changes in the United States and foreign taxation of such activities may increase the Company’s overall provision for income taxes in the future.
Results of operations:
The following table displays the benefits from income taxes for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

Benefit from income taxes	$(2,291)	$(784)	$(1,507)	192%

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

Benefit from income taxes	$(3,347)	$(360)	$(2,987)	830%
Benefit from income tax expense was $2.3 million for the three months ended September 30, 2025, as compared to benefit from income tax expense of $0.8 million for the three months ended September 30, 2024. The net increase of $1.5 million for the three months ended September 30, 2025 was primarily due to the combination of a higher effective tax rate for the three months ended September 30, 2025 caused by a higher projected pre-tax loss for 2025 compared to a year ago, which meant the permanently nondeductible item reduced the effective tax rate less than in the same quarter in 2024, and a higher pre-tax loss for the current quarter compared to the three months ended September 30, 2024.
Benefit from income tax expense was $3.3 million for the nine months ended September 30, 2025, as compared to benefit from income tax expense of $0.4 million for the nine months ended September 30, 2024. The net increase of $3.0 million for the nine months ended September 30, 2025 was primarily due to a higher effective tax rate resulting from a larger projected loss for the year and the geographic mix of worldwide project and losses.
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

The Company leases office facilities and equipment from unrelated parties under operating lease agreements that have initial terms ranging from 1 to 12 years. Some leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease term up to 10 years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Operating lease cost	$3,249	$2,390
Short-term lease cost	34	580
Total lease cost	$3,283	$2,970

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$3,144	$2,495

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,947	$1,637
Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$11,158	$10,168
Included in other current liabilities:
Operating lease liabilities, current	$3,092	$3,756
Operating lease liabilities, noncurrent	13,494	7,552
Total operating lease liabilities	$16,586	$11,308

Weighted-average remaining lease term - operating leases:	5.43	3.49

Weighted-average discount rate - operating leases:	4.4%	3.4%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2025 is as follows (in thousands):

2025 (excluding the nine months ended September 30, 2025)	$910
2026	3,366
2027	3,634
2028	3,200
2029	1,535
Thereafter	8,305
Total lease payments	$20,950
Less imputed interest	(4,364)
Total present value of lease liabilities	$16,586

Certain operating leases contain tenant allowance provisions, which obligate the landlord to remit cash to us as an incentive to enter into the lease agreement. We record the full amount to be remitted by the landlord as a reduction to the operating lease right-of-use assets. The amounts are included in prepaid expenses and other current assets on the consolidated balance sheets.
18.    Commitments and contingencies
Purchase Obligations
The Company has entered into non-cancelable arrangements with third parties, primarily related to cloud computing and other information technology services. As of September 30, 2025, future payments under these contractual obligations were as follows (in thousands):

2025	$588
2026	2,873
2027	1,381
Thereafter	47
Total Purchase Obligations	$4,889
Legal proceedings
From time to time, the Company is involved in legal proceedings and claims. On August 14, 2024, Beckman Coulter, Inc. (“Beckman Coulter”) sued the Company in federal court in the District of Delaware, alleging that the Company’s Cytek Aurora flow cytometers, Cytek Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products infringe U.S. Patent Nos. 10,330,582 and 11,703,443, each titled “Flow Cytometer.” On October 7, 2024, the Company filed an answer denying any liability and including a counterclaim against Beckman Coulter for false marking. On October 28, 2024, Beckman Coulter filed an answer to the counterclaim, denying liability. On January 9, 2025, Beckman Coulter filed a first amended complaint, further alleging that the Company’s Cytek Aurora flow cytometers, Cytek Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products also infringe U.S. Patent Nos. 12,174,106 and 12,174,107, each of which is also titled “Flow Cytometer” and related to the earlier asserted patents. On February 6, 2025, the Company filed an answer to the first amended complaint, denying any liability and including a counterclaim against Beckman Coulter for false patent marking. On February 27, 2025, Beckman Coulter filed an answer to the counterclaim, denying liability. Claim construction hearings were held on August 21, 2025 and September 17, 2025. At the second claim construction hearing, the court ordered Beckman Coulter to narrow the number of asserted claims, and Beckman Coulter has dropped all asserted claims from U.S. Patent No. 12,174,106. Briefing on dispositive motions is currently scheduled in March and April of 2026, and a trial is scheduled for August 17, 2026. The Company intends to vigorously defend itself and pursue the counterclaim.
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
19.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Balance, beginning of the period	$1,796	$2,805
Accrual for current year warranties	748	949
Warranty cost incurred	(1,024)	(1,958)
Balance, end of period	$1,520	$1,796

20.    Net (loss) income attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator
Net (loss) income	$(5,478)	$941	$(22,463)	$(15,663)

Denominator
Weighted-average common shares outstanding, basic	127,547,859	131,003,744	127,604,317	131,121,301
Effect of employee stock plans	—	1,781,808	—	—
Weighted-average common shares outstanding, diluted	127,547,859	132,785,552	127,604,317	131,121,301

Net (loss) income per share, basic	$(0.04)	$0.01	$(0.18)	$(0.12)
Net (loss) income per share, diluted	$(0.04)	$0.01	$(0.18)	$(0.12)

Because the Company had a net loss during the three months ended September 30, 2025, 1.2 million shares were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Therefore, for the three months ended September 30, 2025, basic net loss per share is the same as diluted net loss per share.
For the three months ended September 30, 2024, diluted EPS includes the impact of outstanding RSUs and stock options, while shares from the ESPP were excluded due to their anti-dilutive effect. For the three months ended September 30, 2024, the basic weighted average shares outstanding were 131,003,744. The treasury stock method was applied to add 1,754,814 shares from stock options and 26,994 shares from RSUs.
Because the Company had a net loss during the nine months ended September 30, 2025 and 2024, respectively, 1.4 million and 2.0 million shares were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Therefore, basic net loss per share is the same as diluted net loss per share.
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
The following table reflects the Company’s significant segment expenses:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Revenue, net:
Product	$38,114	$39,544	$97,639	$108,242
Service	14,179	11,956	41,713	34,735
Total revenue, net	$52,293	$51,500	$139,352	$142,977
Cost of sales (excluding stock-based compensation)	23,355	20,849	63,219	60,726
Amortization - license & IP expense	481	492	1,455	1,498
Sales (excluding stock-based compensation)	8,208	8,478	24,646	21,304
Marketing (excluding stock-based compensation)	2,456	2,685	8,221	12,382
Research and development (excluding stock-based compensation)	7,850	8,223	23,401	25,021
General and administrative (excluding stock-based compensation)	13,498	7,967	34,140	25,709
Stock-based compensation expense	5,638	7,054	19,059	19,847
Other segment items	(3,715)	(5,189)	(12,326)	(7,846)
Net loss	$(5,478)	$941	$(22,463)	$(15,664)
Other segment items include other income (expenses) and interest income (expenses).
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$27,201	$24,353	$69,630	$68,104
EMEA	$12,385	$17,231	36,260	46,131
APAC	$11,143	$8,937	27,901	24,272
Other	$1,564	$979	5,561	4,470
Total revenue, net	$52,293	$51,500	$139,352	$142,977
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For revenue, a major country is defined as a group of customers in a country with combined revenue of greater than 10% of consolidated revenue or as otherwise deemed significant. Revenue in the United States was approximately $27.2 million and $69.6 million for the three and nine months ended September 30, 2025, respectively. Revenue in China was approximately $5.3 million and $14.2 million for the three and nine months ended September 30, 2025, respectively. No other country represented greater than 10% of the Company’s consolidated net sales or was otherwise deemed significant. For the three and nine months ended September 30, 2025, and 2024, the Company had no major customers that represented more than 10% of the Company’s total revenue.

As of September 30, 2025 and December 31, 2024, the Company’s long-lived assets by geographic area were as follows (in thousands):

	September 30, 2025	December 31, 2024

United States	$7,981	$8,228
EMEA	446	435
APAC	9,619	9,299
Total	$18,046	$17,962
As of September 30, 2025 and December 31, 2024, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.

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

Our FSP cell analyzers, the Cytek Aurora, Northern Lights and Cytek Aurora Evo systems, deliver high-resolution, high-content and high-sensitivity cell analysis and addresses the inherent limitations of other technologies by providing a higher level of multiplexing with exquisite sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Additionally, our Cytek Aurora cell sorter (“Cytek Aurora CS system”) leverages our FSP technology to further broaden our potential applications across cell analysis. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed our instruments to customers around the world, including pharmaceutical companies, biopharma companies, academic research centers, and clinical research organizations (“CROs”).

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
Total revenue for the three and nine months ended September 30, 2025 was $52.3 million and $139.4 million, respectively, representing a 2% increase and a 3% decrease, respectively, compared to revenue for the three and nine months ended September 30, 2024 of $51.5 million and $143.0 million, respectively. Total revenue for the three months ended September 30, 2025 increased compared to total revenue for the three months ended September 30, 2024, due to higher service revenue from a larger installed base of instruments compared to a year ago, partially offset by lower product revenue resulting from lower instrument sales in EMEA. Lower EMEA instrument sales were partially offset by higher instrument sales in the APAC region as well as higher global reagent sales. The decrease in total revenue for the nine months ended September 30, 2025, compared to total revenue for the nine months ended September 30, 2024 was due to lower instrument sales to academic and government customers in EMEA and the United States. Lower instrument revenue was partially offset by higher reagent sales and higher service revenue from a larger installed base of instruments compared to a year ago.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 72% and 73% of total revenue for the three and nine months ended September 30, 2025, respectively, and 77% and 76% for the three and nine months ended September 30, 2024, respectively. Revenue from distributors represented 28% and 27% of total revenue for the three and nine months ended September 30, 2025, respectively, and 23% and 24% for the three and nine months ended September 30, 2024, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $9.0 million and $27.5 million for the three and nine months ended September 30, 2025, respectively, and $9.9 million and $29.7 million for three and nine months ended September 30, 2024, respectively. We intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $11.7 million and $36.3 million for the three and nine months ended September 30, 2025, respectively, and $12.4 million and $37.2 million for three and nine months ended September 30, 2024, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $5.5 million and $22.5 million for the three and nine months ended September 30, 2025, respectively, and our net income (loss) was $0.9 million and $(15.7) million for three and nine months ended September 30, 2024, respectively. The change for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 resulted primarily from a decrease in revenues and gross profit and an increase in operating expenses.
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

	Three months ended September 30,			Nine Months Ended September 30,
(In thousands)	2025	2024	Dollar Change	2025	2024	Dollar Change
Sales channel mix
Direct sales channel	$37,673	$39,743	$(2,070)	$101,112	$108,612	$(7,500)
Distributor channel	14,620	11,757	$2,863	38,240	34,365	$3,875
Total revenue, net	$52,293	$51,500	$793	$139,352	$142,977	$(3,625)

Customer mix
Academia and government	$17,791	$21,206	$(3,415)	$56,677	$59,849	$(3,172)
Biotechnology, pharmaceutical, distributor and contract research organizations	34,502	30,294	4,208	82,675	83,128	(453)
Total revenue, net	$52,293	$51,500	$793	$139,352	$142,977	$(3,625)
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

Certain of our pharmaceutical and biotech customers based in the United States have been impacted by the difficult fundraising environment for small companies and generally high interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months ended September 30, 2025, and may adversely affect our operating results in the future.

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
Product. Our product revenue primarily consists of sales of our instruments, including the Cytek Aurora, Northern Lights, Cytek Aurora Evo, Cytek Aurora CS, Amnis and Guava systems, instrument accessories, such as loaders, and consumables, such as reagents. We offer multiple versions of our FSP systems with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.
Service. Our service revenue primarily consists of post-warranty service contracts, installations and repairs which are recognized over time. Post-warranty service contracts are recognized ratably over the term of the contract and installations and repair services are recognized as they are delivered to the customer.
We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $52.3 million and $51.5 million for the three months ended September 30, 2025 and 2024, respectively, and $139.4 million and $143.0 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Results of operations
Comparison of the three months ended September 30, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations and comprehensive (loss) income data for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue, net:
Product	$38,114	$39,544	$97,639	$108,242
Service	14,179	11,956	41,713	34,735
Total revenue, net	52,293	51,500	139,352	142,977
Cost of sales:
Product	17,728	17,490	48,178	50,044
Service	7,014	5,005	19,599	15,479
Total cost of sales	24,742	22,495	67,777	65,523
Gross profit	27,551	29,005	71,575	77,454
Operating expenses:
Research and development	8,956	9,882	$27,506	29,679
Sales and marketing	11,666	12,429	$36,309	37,240
General and administrative	16,121	10,942	$42,550	34,044
Total operating expenses	36,743	33,253	106,365	100,963
Loss from operations	(9,192)	(4,248)	(34,790)	(23,509)
Other income (expense):			$—
Interest expense	(494)	(119)	$(1,199)	(694)
Interest income	573	1,433	$1,636	4,208
Other income, net	1,344	3,091	$8,543	3,972
Total other income, net	1,423	4,405	8,980	7,486
(Loss) income before income taxes	(7,769)	157	(25,810)	(16,023)
Benefit from income taxes	(2,291)	(784)	$(3,347)	(360)
Net (loss) income	(5,478)	941	(22,463)	(15,663)
Net (loss) income, basic and diluted	$(5,478)	$941	$(22,463)	$(15,663)
Net (loss) income per share, basic	$(0.04)	$0.01	$(0.18)	$(0.12)
Net (loss) income per share, diluted	$(0.04)	$0.01	$(0.18)	$(0.12)
Weighted-average shares used in calculating net (loss) income per share, basic	127,547,859	131,003,744	$127,604,317	$131,121,301
Weighted-average shares used in calculating net (loss) income per share, diluted	127,547,859	132,785,552	$127,604,317	$131,121,301
Comprehensive (loss) income:
Net (loss) income	$(5,478)	$941	$(22,463)	$(15,663)
Foreign currency translation adjustment, net of tax	741	101	$784	1,232
Unrealized gain on marketable securities	118	195	$20	144
Net comprehensive (loss) income	$(4,619)	$1,237	$(21,659)	$(14,287)

Total revenue, net

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Revenue, net:
Product	$38,114	$39,544	$(1,430)	(4)%	$97,639	$108,242	$(10,603)	(10)%
Service	14,179	11,956	2,223	19%	41,713	34,735	6,978	20%
Total revenue, net	$52,293	$51,500	$793	2%	$139,352	$142,977	$(3,625)	(3)%
Total revenue, net increased by $0.8 million to $52.3 million, or 2%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Total revenue, net decreased by $3.6 million to $139.4 million, or 3%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Product revenue decreased by $1.4 million to $38.1 million, or 4%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The lower product revenue for the three months ended September 30, 2025 was primarily due to lower product revenue in EMEA, partially offset by growth in APAC and global reagent revenue. Product revenue decreased by $10.6 million to $97.6 million, or 10%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The lower product revenue for the nine months ended September 30, 2025 was primarily due to lower product revenue in EMEA and to a lesser extent in the United States, partially offset by growth in the APAC region as well as global reagent revenue growth.
Service revenue increased $2.2 million to $14.2 million, or 19%, and $7.0 million to $41.7 million, or 20%, for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. The increase was primarily due to continued growth of the installed base of instruments and the related increase in the number of service contracts and in maintenance activity.
Total cost of sales, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Cost of sales:
Product	$17,728	$17,490	$238	1%	$48,178	$50,044	$(1,866)	(4)%
Service	7,014	5,005	2,009	40%	19,599	15,479	4,120	27%
Total cost of sales	$24,742	$22,495	2,247	10%	$67,777	$65,523	$2,254	3%
Gross profit	$27,551	$29,005			$71,575	$77,454
Gross margin	53%	56%			51%	54%
Total cost of sales increased by $2.2 million to $24.7 million, or 10%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Total cost of sales increased by $2.3 million to $67.8 million, or 3%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in cost of sales for the three and nine months ended September 30, 2025 was driven primarily by higher parts and labor costs required to support a larger installed base of instruments and the associated higher level of service activity. The higher service cost of sales for the nine months ended September 30, 2025 was partially offset by lower product cost of sales primarily related to lower product revenue in the nine months ended September 30, 2025.
Total gross profit margin was 53% and 56% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 51% and 54% for the nine months ended September 30, 2025 and 2024, respectively. Gross profit margin declined primarily due to lower service gross margins driven by higher labor and travel costs, and lower product gross margin associated with increased materials and overhead costs.

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Product:
Revenue	38,114	39,544	$(1,430)	(4)%	97,639	108,242	$(10,603)	(10)%
Cost of sales	17,728	17,490	$238	1%	48,178	50,044	$(1,866)	(4)%
Product gross profit	20,386	22,054	$(1,668)	(8)%	49,461	58,198	$(8,737)	(15)%
Gross margin	53%	56%			51%	54%

Service:
Revenue	14,179	11,956	2,223	19%	41,713	34,735	$6,978	20%
Cost of sales	7,014	5,005	2,009	40%	19,599	15,479	$4,120	27%
Service gross profit	7,165	6,951	214	3%	22,114	19,256	$2,858	15%
Gross margin	51%	58%			53%	55%
Product revenue for the three and nine months ended September 30, 2025 decreased by 4% and 10%, respectively, as compared to the three and nine months ended September 30, 2024. Product cost of sales for the three months ended September 30, 2025 increased by 1%, due to higher overhead, material, and tariff costs, and for the nine months ended September 30, 2025 decreased 4%, as compared to the same period in 2024 due to lower material costs on lower volume. Product gross profit for the three and nine months ended September 30, 2025 decreased 8% and 15%, respectively, as compared to the three and nine months ended September 30, 2024. The lower product gross profit margins in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 were driven primarily by higher overhead costs associated with a site transition and higher tariff costs. The lower product gross margins in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 were driven primarily by lower product revenue resulting in lower fixed cost absorption, higher overhead associated with a manufacturing site transition and increased tariff costs.
Service revenue for the three and nine months ended September 30, 2025 increased 19% and 20%, respectively, as compared to the three and nine months ended September 30, 2024. Service cost of sales for the three and nine months ended September 30, 2025 increased by 40% and 27%, respectively, as compared to the same period in 2024. Service gross profit for the three and nine months ended September 30, 2025 increased 3% and 15%, respectively, as compared to the three and nine months ended September 30, 2024. In the three and nine months ended September 30, 2025, service gross margins declined compared to the three and nine months ended September 30, 2024 due to higher service labor and travel costs resulting from an increased field service headcount required to service a growing installed base of instruments, and higher material costs.
Operating expenses
Research and development

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Research and development	$8,956	$9,882	$(926)	(9)%	$27,506	$29,679	$(2,173)	(7)%

Research and development expenses were $9.0 million and $27.5 million for the three and nine months ended September 30, 2025, respectively, as compared to $9.9 million and $29.7 million for the three and nine months ended September 30, 2024, respectively. The decrease in research and development expenses for both the three and nine months ended September 30, 2025 compared to research and development expenses for the three and nine months ended September 30, 2024 was primarily due to lower compensation expenses from lower headcount and lower outside services costs.

Sales and marketing

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Sales and marketing	$11,666	$12,429	$(763)	(6)%	$36,309	$37,240	$(931)	(3)%

Sales and marketing expenses were $11.7 million and $36.3 million for the three and nine months ended September 30, 2025, respectively, as compared to $12.4 million and $37.2 million for the three and nine months ended September 30, 2024, respectively. The decrease in sales and marketing expenses for both the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily due to lower compensation expenses from lower headcount and lower outside services costs.

General and administrative

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
General and administrative	$16,121	$10,942	$5,179	47%	$42,550	$34,044	$8,506	25%

General and administrative expenses were $16.1 million and $42.6 million for the three and nine months ended September 30, 2025, respectively, as compared to $10.9 million and $34.0 million for the three and nine months ended September 30, 2024, respectively. The increase of $5.2 million and $8.5 million in general and administrative expenses for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, was primarily due to four factors: ongoing patent litigation expenses incurred in 2025 but not in 2024, a non-recurring charge of $0.7 million related to the write-off of deferred offering costs for a 2022 “at-the-market” offering program that expired as of September 30, 2025.
While we are focused on controlling our general and administrative expenses, these may increase in absolute dollars in future periods to provide the infrastructure necessary to support the growth of the business.
Interest expense

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Interest expense	$(494)	$(119)	$(375)	315%	$(1,199)	$(694)	$(505)	73%

Interest expense was $0.5 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, as compared to $0.1 million and $0.7 million for the three and nine months ended September 30, 2024, respectively. The increase in interest expense for the three and nine months ended September 30, 2025 were mainly due to two factors: (i) reductions in interest expense in the three and nine months ended September 30, 2024 to the interest accrual on the estimated Becton, Dickinson and Company (“BD”) settlement liability to the accrual on actual liability based on sales of the relevant products in the quarter; (ii) increase in interest expense in the three and nine months ended September 30, 2025 to reflect provisions for various state sales tax audit liabilities. See Note 11 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Interest income

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Interest income	$573	$1,433	$(860)	(60)%	$1,636	$4,208	$(2,572)	(61)%

Interest income was $0.6 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, as compared to $1.4 million and $4.2 million for the three and nine months ended September 30, 2024, respectively. The decrease in interest income was the result of lower average balance of cash and cash equivalents and short-term investments as compared to the three and nine months ended September 30, 2024 due to the transfer of funds from cash accounts to marketable securities accounts, the income from which is classified as investment income, included in Other income, net, rather than interest income, and a lower interest rate environment.
Other income, net

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Other income, net	$1,344	$3,091	$(1,747)	(57)%	$8,543	$3,972	$4,571	115%

Other income, net, was $1.3 million and $8.5 million for the three and nine months ended September 30, 2025, respectively, as compared to other income, net of $3.1 million and $4.0 million for the three and nine months ended September 30, 2024, respectively. The decrease in other income for the three months ended September 30, 2025 was due to $1.1 million of foreign exchange gains recognized in the three months ended September 30, 2024 compared to $0.9 million of foreign exchange losses recognized in the three months ended September 30, 2025. The increase in other income for the nine months ended September 30, 2025 was primarily driven by $2.0 million of foreign exchange gains recognized in the nine months ended September 30, 2025, compared to $1.8 million of foreign exchange losses recognized in the nine months ended September 30, 2024 and a $0.6 million increase in investment income from the movement of cash from interest bearing accounts to investment accounts.
Income Taxes

	Three months ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2025	2024	Amount	%	2025	2024	Amount	%
Benefit from income taxes	$(2,291)	$(784)	$(1,507)	192%	$(3,347)	$(360)	$(2,987)	830%
Benefit from income taxes was $2.3 million and $3.3 million for the three and nine months ended September 30, 2025, respectively, as compared to benefit from income taxes of $0.8 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. The net increase of $1.5 million for the three months ended September 30, 2025 was primarily due to a higher effective tax rate for the three months ended September 30, 2025 caused by a higher worldwide taxable loss for 2025 compared to 2024 and a higher pre-tax loss compared to pre-tax income in the three months ended September 30, 2024. Benefit from income tax expense was $3.3 million for the nine months ended September 30, 2025, as compared to the benefit from income tax expense of $0.4 million for the nine months ended September 30, 2024. The net increase of $3.0 million for the nine months ended September 30, 2025 was primarily due to a higher effective tax rate resulting from a larger projected worldwide taxable loss for 2025 compared to 2024, and a higher pre-tax loss compared to the three months ended September 30, 2024.
Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of September 30, 2025 and December 31, 2024, we had approximately $261.7 million and $277.9 million, respectively, in cash and cash equivalents and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $21.0 million as of September 30, 2025.
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
On August 26, 2022, we entered into a sales agreement (the “2022 Sales Agreement”) with Piper Sandler & Co. (“Piper”) as sales agent to sell from time to time up to $150.0 million of our common stock through an “at-the-market” offering program. The securities in this transaction were offered pursuant to an automatic shelf registration statement on Form S-3ASR (File No. 333-267118) that was filed with the SEC on August 26, 2022 and expired in August 2025. As of the termination of the 2022 Sales Agreement in August 2025, concurrent with the expiration of the automatic shelf registration statement, the Company had not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have been expensed and recorded as of September 30, 2025.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
(In thousands)	2025	2024
Net cash (used in) provided by :
Operating activities	$(3,915)	$23,382
Investing activities	11,959	(19,541)
Financing activities	(12,206)	(12,182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,303)	3,014
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,465)	$(5,327)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2025, was $3.92 million. The primary factors affecting our operating cash flows during the period were our net loss of $22.5 million, impacted by our non-cash charges of $19.9 million, primarily consisting of stock-based compensation expense of $19.1 million, depreciation and amortization of $5.7 million, amortization of right-of-use assets of $3.2 million, and excess and obsolete inventory of $0.5 million, partially offset by deferred income taxes of $5.0 million and gain on investments accretion and amortization, net of $4.5 million. The cash used in changes in our operating assets and liabilities of $1.3 million were primarily due to an increase of $7.3 million in inventories, a decrease of operating lease liabilities of $3.3 million, a decrease in legal settlement liability of $0.8 million, and an increase in prepaid expenses and other assets of $0.7 million. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of a decrease in trade accounts receivable of $6.5 million, an increase in deferred revenue of $1.9 million, and an increase in trade accounts payable of $1.8 million.
Net cash provided by operating activities for the nine months ended September 30, 2024 was $23.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $15.7 million, impacted by our non-cash charges of $25.8 million, primarily consisting of stock-based compensation expense of $19.8 million, depreciation and amortization of $5.4 million, amortization of right-of-use assets of $2.4 million, and excess and obsolete inventory of $1.4 million, partially offset by a gain on investments, accretion and amortization, net of $3.6 million. The cash provided by changes in our operating assets and liabilities of $13.2 million were primarily due to a decrease of inventories of $12.8 million and a decrease of trade accounts receivable of $3.9 million. These amounts were partially offset by cash used from changes in our operating assets and liabilities of a decrease in accrued expenses and other liabilities of $3.8 million, and an increase in prepaid expenses and other assets of $2.1 million.

Investing activities
Net cash provided by investing activities during the nine months ended September 30, 2025 was $12.0 million driven by proceeds from maturities of marketable securities of $216.1 million, proceeds from sale of property and equipment of $0.1 million, partially offset by purchase of marketable securities of $201.0 million, and purchase of property and equipment of approximately $3.2 million.
Net cash used in investing activities during the nine months ended September 30, 2024 was $19.5 million driven by purchases of marketable securities of $166.8 million, and the purchase of property and equipment of approximately $2.6 million. This was partially offset by the proceeds from maturities of marketable securities of $150.0 million.
Financing activities
Net cash used in financing activities during the nine months ended September 30, 2025 was $12.2 million, driven by the payments for repurchase of shares of $15.1 million and repayment of loan of $1.8 million, partially offset by the proceeds from a line of credit of $4.2 million.
Net cash used in financing activities during the nine months ended September 30, 2024 was $12.2 million, driven by the payments for the repurchase of share of $14.6 million. This was partially offset by the proceeds from a line of credit of $1.4 million, proceeds from our Employee Stock Purchase Plan of $1.0 million, and the proceeds from the issuance of common stock under our equity incentive plans of $0.9 million.
Contractual Obligations and Commitments
During the nine months ended September 30, 2025, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on February 28, 2025.

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

Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates are different assumptions and conditions. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025. There were no material changes to our critical accounting policies during the three months ended September 30, 2025.

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

Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2025, we had approximately $262 million in cash and cash equivalents and short-term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short-term commercial paper. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal controls, our disclosure controls and procedures were not effective as of September 30, 2025.

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
Remediation Plan and Status
We remain committed to remediating the control deficiencies that constituted the above material weaknesses by continuing to enhance our internal control over financial reporting. Management has put in place measures aimed at addressing these deficiencies to ensure the material weaknesses are remediated. such that these controls are designed, implemented and operating effectively. Throughout the nine months ended September 30, 2025, we have executed, and we will continue to execute the following steps intended to remediate the material weaknesses described above and strengthen our internal control over financial reporting:
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
•We are committed to an ongoing process to revise and implement new controls and update documentation.
•We have expanded, and will continue to expand, education and training, enforce accountability, and strengthen supervisory reviews by our management.
•We have focused, and will continue to focus, on control execution and monitoring internal controls within our revenue and inventory processes.
•We are committed to further strengthen GITCs related to financial accounting and reporting systems, including implementing monitoring controls as appropriate. We invested in redesigning of our IT systems in 2024 through early 2025 to get those systems in compliance.
We have devoted, and will continue to devote, significant time and attention to remediate the above material weaknesses as soon as reasonably practicable. As we continue to evaluate our controls, we will make the changes described above as well as any others needed to enhance our control environment and remediate the material weaknesses. We believe these actions will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. We will continue to evaluate the effectiveness of our controls and will make any further changes management determines appropriate.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than the changes intended to remediate the material weaknesses noted above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
•We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from sales of our core Cytek Aurora, Cytek Aurora Evo, Northern Lights and Cytek Aurora cell sorter (“Cytek Aurora CS”) systems, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue.
•We currently rely on single source suppliers and, in some cases, sole source suppliers, for certain components and materials used in our systems and, other than our agreement with Coherent NA, Inc. and certain of its affiliates (collectively, “Coherent”), we do not currently have long-term supply contracts with our sole and single source suppliers of key components. As a result, we may not be able to find replacements or immediately transition to alternative suppliers, which could have an adverse effect on our business, financial condition and results of operations.
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
•Concentration of ownership of our common stock among our executive officers, directors, principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions. Based on shares outstanding as of September 30, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the U.S. Securities and Exchange Commission (the “SEC”)), in the aggregate, own approximately 39.2% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transaction.
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
We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from sales of our core Cytek Aurora, Northern Lights, Cytek Aurora CS, and Cytek Aurora Evo systems, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue.
Sales of the Cytek Aurora, Northern Lights, Cytek Aurora CS, and Cytek Aurora Evo systems together accounted for a substantial portion of our revenue for the periods presented in this Quarterly Report on Form 10-Q. We expect that, for at least the foreseeable future, sales of our Cytek Aurora, Northern Lights, Cytek Aurora CS, and Cytek Aurora Evo systems will continue to account for a substantial portion of our revenue. The sales cycle for our instruments is slow and can take up to six months or longer to complete. As a result of this lengthy and unpredictable sales cycle, we will be prone to quarterly fluctuations in our revenue as sales of the Cytek Aurora, Northern Lights, Cytek Aurora CS, and Cytek Aurora Evo systems are expected to continue to comprise a significant component of our revenue. Additionally, we experience seasonality in our business, with revenue in the fourth quarter typically being higher as a result of higher sales volume. Quarterly fluctuations may make it difficult for us to predict our future operating results. Consequently, comparisons of our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
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
We have sourced and will continue to source certain components of the Cytek Aurora, Cytek Northern Lights, Cytek Aurora CS and Cytek Aurora Evo systems from a limited number of suppliers and, in some cases, sole source suppliers. Key components in our products that are supplied by sole or single source suppliers include certain lasers and semiconductors that are used in our optical, electrical and fluidic subassemblies. On August 25, 2021, we and Cytek (Wuxi) Biosciences Co., Ltd, our Wuxi, China subsidiary (“Cytek Wuxi”), entered into a Supply Agreement with Coherent, which was amended on August 12, 2025 by Contract Amendment No. 1 (as amended, the “Coherent Agreement”) to extend the term, update pricing, and add our Singapore subsidiary, Cytek Biosciences Pte. Ltd. (“Cytek Singapore”), as a party to the agreement. Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us, Cytek Wuxi, and Cytek Singapore, on a non-exclusive basis, laser products manufactured by Coherent. We, Cytek Wuxi, and Cytek Singapore provide Coherent with rolling forecasts of our anticipated orders, which are non-binding. Purchase orders submitted by us, Cytek Wuxi, and Cytek Singapore pursuant to the terms of the Coherent Agreement will be deemed accepted upon written acknowledgement of acceptance by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components. Additionally, we believe we are not a major customer to most of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or single source suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new supplier, particularly from any of our single source suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our products, resulting in increased costs and negative customer perception.
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
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. In 2025, the U.S. government announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. In response, certain foreign governments have announced or implemented retaliatory tariffs against U.S. goods and other non-tariff protectionist measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, our components are subject to the tariffs imposed in 2025, which may increase our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, certain Chinese biotechnology companies and contract manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to our Wuxi facility. Such disruption could have adverse effects on the development of our product candidates and our business operations. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, clinical research organizations and clinical laboratories focused on cell analysis. Approximately 34% and 41% of our revenue came from sales to academic and government-owned institutions and 66% and 59% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended September 30, 2025 and 2024, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 34% and 41% of our revenue came from sales to academic and government-owned institutions in the three months ended September 30, 2025 and 2024, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
In addition, various state, federal and foreign agencies that have traditionally provided grants and other funding for basic research, research and development, and clinical testing have been and may be subject to further stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, including as a result of negative or worsening conditions in the general economy, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our solutions. Recent U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the United States., and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. For example, the Trump Administration is seeking to reduce research funding by the NIH for medical research. If the funding is reduced for studies related to the medical indications on which we are focused or on which researchers were or may have been considering applying for federal grants, our research and development initiatives could be delayed or otherwise affected. There is no guarantee that NIH appropriations will not decrease or halt in the future. A decrease in the amount of or halt of, or delay in the approval of, appropriations to NIH or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our solutions. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of September 30, 2025, we had accrued approximately $1.5 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of September 30, 2025, there have been more than 3,200 peer-reviewed articles published relating to our FSP products since our first commercial launch in 2017, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
As of September 30, 2025, we had 692 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Disruptions at the FDA, the SEC, and other government agencies and regulatory authorities from funding cuts, personnel losses, regulatory reform, government shutdowns, and other developments could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, their ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Over the last several years, the U.S. government has shut down several times, including the ongoing government shutdown that began on October 1, 2025 and the government shutdown that lasted from December 22, 2018 to January 25, 2019, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Even the threat of a government shutdown or prolonged budget negotiation uncertainty may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact the liquidity or trading volume of our securities and our customers’ ability to finance and/or purchase our products. Accordingly, a federal government shutdown—or uncertainty regarding the continuity of government operations—could have a material adverse effect on our business, results of operations, and stock price.
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
Including rights acquired in connection with the FCI Acquisition, as of September 30, 2025, we own 39 issued U.S. utility patents, ten issued Japan utility patents, seven issued European utility patents, four issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 73 pending utility patent applications, including 46 utility patent applications in the United States, three international utility patent applications, ten utility patent applications in the European Union, nine utility patent applications in China, and five utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2025 and 2038. Additionally, patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of September 30, 2025, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending invention patent applications, and our Wuxi subsidiary owns 42 issued utility patents and one issued invention patent and has five pending utility patent applications and eight pending invention patent applications.
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
We use open source software in connection with the software integrated in our instruments as well as our Cytek Cloud software. Companies that incorporate open source software into their products have, from time to time, faced claims challenging their use of open source software and compliance with open source license terms. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to the licensee’s software that incorporates, links or uses such open source software, and make available to third parties for no cost, any derivative works of the open source code created by the licensee, which could include the licensee’s own valuable proprietary code. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. There is little legal precedent in this area and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
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
We have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock unit awards are available for immediate resale in the United States in the open market.
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
Based on the number of shares of common stock outstanding as of September 30, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 39.2% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For instance, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), enacted on July 4, 2025, makes significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and experimental expenditures in the year incurred, which expenses had been required under the 2017 Tax Cuts and Jobs Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We continue to evaluate the impact of the OBBBA on our consolidated financial statements, including the effects on our deferred tax assets and liabilities. The provisions of the OBBBA provide that the Company is no longer required to capitalize domestic research and development expenses in 2025, which has resulted in the Company forecasting a taxable loss for the fiscal year and a corresponding elimination of taxpayer favorable permanent deductions for Global Intangible Low-Taxed Income and Foreign Derived Intangible Income, causing an increase in the effective tax rate. In addition, there will be an impact in future years due to changes in these two deductions that are not expected to have a material impact to the Company. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in our common stock.
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
10.1+
Contract Amendment No. 1 to Supply Agreement among the Registrant, Cytek (Wuxi) Biosciences Co., Ltd, a China subsidiary of Cytek Biosciences, Inc., Cytek Biosciences Pte. Ltd., a Singapore subsidiary of Cytek Biosciences, Inc., and Coherent NA, Inc. and certain of its affiliates, dated August 12, 2025.
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
______________________________________

+ Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted, as the Registrant has determined that the omitted information is both (i) not material and (ii) the type that the Registrant treats as private and confidential.
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

Cytek Biosciences, Inc.

Date: November 5, 2025	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)