Form 10-K
period 2025-12-31
Cytek Biosciences, Inc.
filed 2026-02-26
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of registrant’s voting and non-voting common stock held by non-affiliates of registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $393 million, based upon the closing sale price of the common stock as reported on The Nasdaq Global Select Market. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s common stock outstanding as of February 17, 2026 was 128,550,136.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

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
•general economic and market conditions, including as a result of infectious disease outbreaks, seasonal demands, regulatory matters, economic recessions or slowdowns, the ongoing war in Ukraine, conflicts in the Middle East and the general inflationary environment;
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
•our ability to develop and maintain our corporate infrastructure, including our ability to maintain an effective system of internal controls;
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
Our FSP cell analyzers, the Cytek Aurora™, Northern Lights™, and Cytek Aurora Evo systems, deliver high-resolution, high-content and high-sensitivity cell analysis and address the inherent limitations of other technologies by providing a higher level of multiplexing with exquisite sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Additionally, our Cytek Aurora cell sorter (“Aurora CS system”) leverages our FSP technology to further broaden our potential applications across cell analysis by enabling the same number of parameters with the same sensitivity as the Cytek Aurora and Cytek Aurora Evo cell analyzer systems. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo® software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers.
Since our first U.S. commercial launch in mid-2017, we have sold and deployed our instruments to customers around the world, including pharmaceutical companies, biopharma companies, academic research centers, and contract research organizations (“CROs”). Our solutions have enabled researchers to make significant scientific advances in key areas of medical discovery (such as oncology, immunology and infectious diseases) in addition to empowering improved downstream cell analysis with complementary cell analysis technologies (such as next-generation sequencing (“NGS”)). We believe that our innovative FSP and targeted cell isolation technology has the potential to accelerate scientific discovery and have a profound impact on the understanding of cell biology, immunotherapy, and targeted therapeutic approaches (personalized medicine). Further, there has been a meaningful number of publications generated to showcase our technology, with more than 3,500 peer-reviewed articles published relating to our FSP products since our first commercial launch in 2017, including many prominent journals, across a wide range of applications including oncology, infectious diseases, immunology, immunotherapy and immuno-oncology.
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
Flow Cytometry and Imaging (FCI) Business
In addition to our FSP product portfolio, pursuant to an acquisition in February 2023, we offer conventional flow and image-based flow cytometry instrumentation and related products and services under the Amnis® and Guava® brands, which provide insights into all facets of cellular phenotypes and morphology. Amnis instruments and applications are important tools in the investigation of cell morphology, intracellular translocation and cell-cell interaction in a variety of research areas, including immunology, neurobiology, stem cell research and cell biology. Guava flow cytometers expand our core instrument offerings, adding cost-effective, entry-level and personal instrument options with microcapillary-based fluidics for cell analysis. The Guava microcapillary-based flow cytometers are mainly adopted by entry to mid-range flow cytometry users who are looking for easy-to-use and cost-effective solutions for applications, such as cell counting, cell biology and lower-plex immunophenotyping.
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
•Our global scale and reach.
We believe the combination of our people and our global reach will enable us to continue to execute our growth strategies, stay ahead of competition and remain at the forefront of innovation in cell analysis. Our leadership team has extensive track records in the life sciences and technology sectors. As of December 31, 2025, our multidisciplinary group of over 700 employees includes employees with expertise across optics, electronics, fluidics, computer sciences, chemistry, biology, and medical sciences. Our worldwide commercial team of more than 270 employees and our research and development team of more than 150 employees have significant expertise, industry experience and collaborative relationships with key opinion leaders (“KOLs”), industry leaders, innovators and potential customers.
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
We believe our financial results reflect the continued market demand for our product offerings and adoption of our FSP technology: our strong financial profile is differentiated by the combination of our scaled revenue base, revenue growth and cash balance. Our revenue for fiscal years 2025, 2024 and 2023 was $201.5 million, $200.5 million, and $193.0 million, respectively. We generated net losses of $66.5 million, $6.0 million, and $12.1 million for fiscal years 2025, 2024 and 2023, respectively. Our cash and cash equivalents, restricted cash and short-term investments were $261.5 million, $277.9 million and $262.7 million on December 31, 2025, 2024 and 2023, respectively.

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
•Continue to innovate and offer our customers best-in-class solutions. Our development efforts focus on value-additive features and enhancements to meet the growing needs of the cell analysis market. These efforts drive continued innovation across our proprietary reagents, software and services offerings, in addition to new instrumentation releases, such as the Cytek Aurora Evo system, the Muse Micro system and the Enhanced Small Particle™ (ESP™) detection option for our Cytek Aurora, Northern Lights and Aurora CS systems.
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
•Drive clinical research application development. We are deeply committed to developing our platform’s clinical research applications, and in particular, within disease detection, diagnosis, and treatment monitoring. We also focus on areas where we can leverage the combination of our platform with complementary cell analysis technologies (such as NGS) to produce differentiated outcomes with greater sensitivity, such as with minimal residual disease (“MRD”) testing. We can provide insights to clinicians to facilitate personalized medicine for patients, as well as facilitate biopharma’s research and development efforts to develop the next-generation of targeted therapies. Our Northern Lights-CLC (NL-CLC™) system has been registered or approved for clinical use in the European Union and China. We plan to pursue regulatory approvals for clinical use of certain of our products in the United States.
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
Cytek Aurora, Northern Lights and Cytek Aurora Evo Systems
Our Cytek Aurora, Northern Lights and Cytek Aurora Evo systems were commercially launched in June 2017, October 2018 and May 2025, respectively, and are used in the study of infectious diseases, immunology, immunotherapy, immuno-oncology, oncology, inflammation, and drug discovery. The instruments are highly flexible, intuitive, and ultra-sensitive full spectrum flow cytometers, utilizing state-of-the-art optics and low-noise electronics to provide excellent sensitivity and resolution, allowing researchers to resolve rare cell populations that were previously challenging to resolve. The optics and electronics designs, combined with flat-top beam profiles and a unique vacuum fluidics system, translate to outstanding performance from low to high sample flow rate, analyzing up to 65,000 events per second with the Cytek Aurora Evo system. Additionally, our optical design and unmixing algorithm make the instrument amenable to a wide array of applications and fluorochrome options, all without needing to reconfigure the instrument hardware as would otherwise be required on a conventional flow cytometer. All instruments are upgradeable based on the desired number of lasers, which drives greater or less access to biomarkers. In addition, the instruments incorporate our SpectroFlo software, which offers an intuitive workflow from quality control to sample acquisition to data analysis, with technology-enabling tools that simplify running applications.
The Cytek Aurora and Cytek Aurora Evo systems are available with three to five lasers and can detect 50 biomarkers in one sample tube. The recently launched Cytek Aurora Evo system expands on the capabilities of the flagship Cytek Aurora system with high-throughput capabilities at high resolution that support sample flow rates up to 200 µL/min using both tubes and plates, automated startup and shutdown to streamline workflows and improve lab efficiency, harmonization of fluorochrome mean fluorescence intensity and integrated APD module to expand dynamic range of scatter detection that enables the resolution of both small particles and large cells within a single system.
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
Unlike other high-capacity sorters, we believe the Aurora CS system is the only cell sorter that can accommodate the same number of parameters with the same sensitivity as the Cytek Aurora system and isolate living cell populations of interest using the same panel and without having to alter the optical configuration, while also being able to sort panels designed for conventional analyzers. The Aurora CS system is designed to enable users to gain a deeper level of cell classification, take advantage of key trends and scientific expansion, and allow for greater clinical research applications, such as with MRD, cell analysis and disease discovery.
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
Cytek Muse Micro Cell Analyzer
In March 2025, we launched the Cytek Muse Micro cell analyzer built on the legacy of the original Guava Muse cell analyzer. The Cytek Muse Micro system is an affordable option that simplifies flow cytometry while enhancing ease-of-use, precision and versatility. It is equipped with a 488 nm blue laser and offers five parameters, including forward and side scatter alongside three fluorescent channels, and is designed to meet the diverse needs of testing and research environments across a wide range of industries, including drug discovery, water quality testing, biopharma, bioprocessing and wine and beer production. A high-precision displacement pump delivers accurate and precise cell counts, eliminating the need for calibration beads. The system includes Cytek InCyte™ software, empowering users to develop and run their own three-color assays, and pre-optimized kits and modules are available to streamline routine assays with reliable, reproducible results and minimal setup time.
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
Reagents and Kits
We launched our cFluor® reagent products to provide additional options for researchers and clinical laboratories when choosing which biomarkers to run together in a panel, particularly since our Cytek Aurora, Cytek Aurora Evo, Northern Lights and Aurora CS systems allow for more fluorochromes to be run together than was previously commercially available. Our cFluor reagents are fluorochrome conjugated antibodies used to identify cells of interest for analysis on our instruments. Our technology was able to inform our fluorochrome development through the identification of areas within the spectrum for which there were currently no available fluorochrome options.
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
Software
Our proprietary SpectroFlo software is integrated into our systems and is unique in that it offers intuitive workflows for handling full spectrum flow cytometry data, from quality control to data acquisition and analysis. The software is optimized for our Cytek Aurora, Northern Lights and Cytek Aurora Evo systems to streamline instrument setup, automated quality control, data acquisition, data analysis, and data management. With the ability to import a previously designed experiment template, either from a collaborator or from an experiment designed in Cytek Cloud, users are able to quickly set up their experiments and there is no need to re-enter the panel design, acquisition criteria, reagent information or data analysis worksheets, fluorochrome names, cell markers, reagent lots, or acquisition criteria. With our SpectroFlo software, users can conveniently and efficiently collect both raw and unmixed FCS 3.1 files, which can be used to live unmix samples and extract autofluorescence that would otherwise negatively impact data resolution.
Built on the same intuitive SpectroFlo software workflows and user interface, we provide our SpectroFlo CS software with our Aurora CS systems and our SpectroPrep™ software with our Cytek Orion reagent cocktail preparation system. The SpectroFlo CS software enables the acquisition and analysis of cell populations with the same high-level resolution provided by our Cytek Aurora, Northern Lights and Cytek Aurora Evo systems, with the added ability to sort live cells of interest. The SpectroPrep software is wizard-based and guides users to automate their cocktail preparation.
For Guava Muse and easyCyte systems, we utilize InCyte software that has an intuitive, easy-to-use interface that enables users to focus on data at the sample or experimental level. The software works with standard assay kits available from Cytek to streamline setup, compensation and data analysis and simplify complex, multi-color assays. InCyte software includes heat-mapping features to rapidly evaluate samples from multi-well plates with multi-parametric data. The software allows for easy integration for 21 CFR Part 11 environments as well as direct integration with robotic arm and liquid handlers through the GuavaLink™ programs.

For ImageStream systems, our IDEAS® software packages with machine learning and Amnis AI software combine image analysis, statistical rigor, and visual confirmation in an easy-to-use software suite that works seamlessly with data sets generated on the ImageStream system. The Image Gallery allows users to see every image of every cell or perform a “virtual cell sort” to inspect and validate cells within a specific population. Every dot in every scatter plot is linked to the corresponding cell imagery. Machine learning modules add the power of computer learning and the ability to create experiment-specific super features tailored to maximize separation of critical populations using the thousands of features in an IDEAS analysis. The Amnis AI analysis software package takes advantage of deep learning using convolutional neural networks to greatly simplify analysis and accurately identify even the most subtle of cell differences.
Customer Support Tools
We strive to continually innovate by developing new quantitative tools, which are integrated into our software or available to our customers on our website, to enable users to independently create high-color panels for use with our systems, to support efficient workflow solutions and to provide an intuitive user experience. In November 2022, we launched Cytek® Cloud, a digital ecosystem that supports full spectrum flow cytometry research from panel design to data acquisition, seamlessly integrating with our SpectroFlo software. Cytek Cloud features three integrated online tools, Full Spectrum Viewer, Panel Builder and Experiment Builder, to streamline experiment workflow on our Cytek Aurora, Northern Lights and Aurora CS systems.
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
In addition to these workflow‑enhancing tools, we expanded the Cytek Cloud ecosystem with the introduction of Quote Builder, a tool designed to streamline the purchasing process for reagents once a panel has been built. Quote Builder enables users to generate quotes within the platform to make it easier to purchase. We also began monetizing Cytek Cloud through paid annual licenses with paid tiers that provide enhanced features and expanded functionality to support further innovation while creating value for customers and deepening their engagement with our digital ecosystem.
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
MANUFACTURING AND SUPPLY
Our manufacturing operations are located in Fremont, California; San Diego, California; Seattle, Washington; Wuxi, China; and Singapore.
We commenced manufacturing operations in Fremont, California in 2015. We relocated our Fremont headquarters and manufacturing facility in October 2021 to provide us with expansion capability to support our growth. Our Fremont facility maintains ISO 13485 certification and manufactures our Cytek Aurora, Cytek Aurora Evo and Aurora CS systems, as well as spare parts. Our San Diego facility, which was assumed in connection with the Tonbo Acquisition to manufacture our reagent products, was awarded ISO 13485 certification in August 2024. Our Seattle, Washington facility was assumed in connection with an acquisition in February 2023 and manufactured our Amnis instruments and spare parts until December 31, 2025.
Our Wuxi manufacturing facility commenced operations in 2017. In November 2023, we purchased a new building in Wuxi, China and relocated substantially all of our Wuxi operations to the new facility in January 2024. The new Wuxi manufacturing facility maintains ISO 13485 certification and manufactures our Cytek Aurora, Cytek Aurora Evo, Northern Lights, Aurora CS, Guava and Athena instruments, certain reagents and spare parts. Our instruments and reagents for clinical use are currently manufactured only by our Wuxi operations.
Certain instruments manufactured in our Wuxi facility are delivered to our Singapore facility for secondary assembly and testing. We established the manufacturing facility in Wuxi, China to take advantage of the skilled workforce, supplier and partner network, lower operating costs and available government support. We are able to hire skilled employees from China’s existing in vitro diagnostic and optical product industry. China also has a broad network of potential suppliers and partners for our manufacturing operations, and we are able to locally source a large portion of the raw materials required for our manufacturing processes. We have received incentive grants from the local Wuxi government for research, development, and manufacturing.
Our Singapore manufacturing facility commenced operations in March 2025. The new manufacturing facility manufactures our Cytek Aurora, Cytek Aurora Evo, Northern Lights, Aurora CS and Amnis ImageStream systems, and certain reagents and spare parts.
We believe that having multiple locations capable of manufacturing for our core products would help mitigate the potential impact of a production disruption at any one of our facilities and/or any major changes in the macro trade environment to ensure a reliable, resilient and stable supply chain and product availability for our customers.
We expect that our existing manufacturing capacity for instrumentation and reagents will be sufficient to meet our anticipated needs for at least the next several years.
We rely on a limited number of suppliers for certain components and materials used in our systems. Key components in our products that are supplied by sole or limited source suppliers include certain lasers and semiconductors that are used in our optical and electrical subassemblies. While we are in the process of qualifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or limited source suppliers, it would take significant time and effort to qualify alternative suppliers. With respect to many of our suppliers, we are neither a major customer, nor do we have long-term supply contracts. These suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms.

COMPETITION
We face significant competition from within the cell analysis and life sciences tools market. We currently compete with established and early stage life sciences and in vitro diagnostics companies developing or commercializing flow cytometry instruments and consumables, as well as other companies that design, manufacture and market instruments, accessories, consumables, reagent kits and software for, among other applications, cell analysis, immunophenotyping, cell sorting and/or provide services related to the same. Our direct competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Bio-Rad Laboratories, Standard BioTools, Miltenyi Biotec, Sony Biotechnology (Sony Corporation), Thermo Fisher Scientific and Waters Corporation. Our target customers may also elect to develop their workflows on conventional flow cytometers or use traditional methods, rather than implementing our platform, or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that we do not currently compete with but that could develop instruments, tools or other products that will compete with us in the future. These companies have substantially greater financial and other resources than us, including larger research and development, quality and regulatory staff or more established marketing and sales forces.
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
INTELLECTUAL PROPERTY
Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for our commercially important technology, inventions and know-how; to defend and enforce our patents; and to operate without third parties infringing, misappropriating or violating our proprietary rights. We have developed our own portfolio of issued patents and patent applications directed at our core and system level technology, including claims directed to methods and apparatus of flow cytometers and cell sorters with excitation, fluidics, emission, mechanical, magnetic, electronics, bio-safety and temperature control technology in configurations of our Cytek Aurora, Cytek Aurora Evo, Aurora CS, Northern Lights and Northern Lights-CLC systems. We also own a number of issued patents related to the Amnis and Guava families of flow cytometer products acquired in a February 2023 acquisition. We generally seek patent protection in the United States, Japan, China, the United Kingdom and selected countries of the European Union, such as France and Germany. Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have filed or may license or file in the future, and we cannot be sure that any patents we own or license or patents that may be licensed or granted to us in the future will not be challenged, invalidated or circumvented or that such patents will be commercially useful in protecting our technology. For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”
As of December 31, 2025, we own 34 issued U.S. utility patents, 11 issued Japan utility patents, six issued European utility patents, six issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 70 pending utility patent applications, including 47 utility patent applications in the United States, three international utility patent applications, eight utility patent applications in the European Union, eight utility patent applications in China, and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2026 and 2041. Patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2025, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending invention patent applications, and our Wuxi subsidiary owns 42 issued utility patents and one issued invention patent and has five pending utility patent applications and eight pending invention patent applications.
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

Coherent NA, Inc. Supply Agreement
On August 25, 2021, we and Cytek (Wuxi) Biosciences Co., Ltd, our Wuxi, China subsidiary (“Cytek Wuxi”), entered into a Supply Agreement (the “Coherent Agreement”) with Coherent NA, Inc. (“Coherent”), which was amended on August 12, 2025 by Contract Amendment No. 1 (as amended, the “Coherent Agreement”) to extend the term, update pricing, and add our Singapore subsidiary, Cytek Biosciences Pte. Ltd. (“Cytek Singapore”), as a party to the agreement. Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us, Cytek Wuxi, and Cytek Singapore, on a non-exclusive basis, laser products manufactured by Coherent. We, Cytek Wuxi, and Cytek Singapore provide Coherent with rolling forecasts of our anticipated orders, which are non-binding. Purchase orders submitted by us, Cytek Wuxi, and Cytek Singapore pursuant to the terms of the Coherent Agreement will be deemed accepted upon written acknowledgement of acceptance by Coherent. The Coherent Agreement had an initial term of three years and will automatically renew for a subsequent one-year period unless either party provides written notice of non-renewal at least four (4) months prior to the expiration of the initial term. The Coherent Agreement may be terminated prior to the end of its term upon the occurrence of certain specified events.
HUMAN CAPITAL RESOURCES
We are focused on developing innovative products to meet unmet market needs and maintaining a diverse and inclusive work environment where employees are respected and encouraged to share their unique perspectives and ideas. As of December 31, 2025, we had 702 full-time employees. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are neither represented by a labor union nor party to a collective bargaining agreement and we believe that we have strong employee relations.
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
The FDA classifies all medical devices into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (“QMSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and additional conditions set forth in FDA guidance documents. While most Class I devices are exempt from the 510(k) pre-market notification requirement, manufacturers of most Class II devices are required to submit to the FDA a pre-market notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) pre-market notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices are placed in Class III, requiring approval of a PMA application. Some pre-amendment devices are unclassified, but are subject to the FDA’s pre-market notification and clearance process in order to be commercially distributed.
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
Research Use Only
Our products and operations may be subject to extensive and rigorous regulation by the FDA and other federal, state, or local authorities, as well as foreign regulatory authorities. An RUO product is one that is not intended for clinical diagnostic use and must be labeled “For Research Use Only. Not for use in diagnostic procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility and they cannot be intended for human clinical diagnostic use. Products that are intended for research use only and are properly labeled as RUO are exempt from compliance with the FDA requirements discussed above, including the approval or clearance and most QMSR requirements. A product labeled RUO but intended to be used diagnostically may be viewed by the FDA as adulterated and misbranded under the FDCA and is subject to FDA enforcement activities. The FDA may consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed, when determining its intended use. In November 2013 the FDA issued a guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only” (the “RUO Guidance”) which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as a laboratory developed test is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, conflicts with RUO status. If the FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical products that will require clearance or approval prior to commercialization.
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
•the QMSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
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
•the requirement to place Unique Device Identifiers (UDI) on devices and also submit certain information about each device to the FDA’s Global Unique Device Identification Database;
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
U.S. Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. individuals, corporations and their directors, officers, and agents and representatives operating on their behalf from directly or indirectly offering, promising, authorizing, making or providing corrupt payments, gifts, or anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of improperly influencing any act or decision of a foreign government entity to obtain, retain, or direct business. The scope of the FCPA would include interactions with certain healthcare professionals working for state-owned or controlled hospitals in many countries.
The FCPA also obligates companies whose securities are listed on a national securities exchange in the United States to comply with accounting provisions which require the maintenance of books, records, and accounts that accurately and fairly reflect all transactions and dispositions of assets of the corporation and to devise and maintain an adequate system of internal accounting controls.
Privacy and Cybersecurity
In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data or other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property and sensitive third-party data (collectively, sensitive data). Accordingly, we are, and may increasingly become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR” and, together with the EU GDPR, the “GDPR”), China’s Personal Information Protection Law (“PIPL”), and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed data privacy laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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
In the ordinary course of our business, we and the third parties upon which we rely process personal data or other sensitive information, and, as a result, we and the third parties upon which we rely face a variety of evolving threats, which have in the past and could in the future cause security incidents. Such incidents may trigger obligations under privacy and security law, regulations, rules, and industry standards as well as policies, contractual obligations, and other obligations related to data privacy and security, in addition to leading to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income. See the section titled “If our information technology systems or data, or those of third parties with whom we work, are compromised, now or in the future, we could experience adverse consequences resulting from such a compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences” for additional information about the risks to our business associated with cybersecurity threats.

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
•We are highly dependent on a limited number of product offerings. Our revenue has been primarily generated from sales of our core Cytek Aurora, Northern Lights, Cytek Aurora cell sorter (“Cytek Aurora CS”), and Cytek Aurora Evo systems, which require a substantial sales cycle and are prone to quarterly fluctuations in revenue.
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
•Our business is dependent on adoption of our products by academic and government institutions, contract research organizations (“CROs”), pharmaceutical companies and clinical laboratories for their research and development activities focused on cell analysis. If academic and government institutions, CROs, pharmaceutical companies and clinical laboratories are unwilling to change current practices to adopt our products, it will negatively affect our business, financial condition, prospects and results of operations.
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
•If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.
•We may need to raise additional capital to fund our existing operations, develop our products and/or expand our operations.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.
•If our information technology systems or data, or those of third parties with whom we work, are compromised, now or in the future, we could experience adverse consequences resulting from such a compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
•Concentration of ownership of our common stock among our executive officers, directors, and principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions.
•We and the third parties with whom we work are subject to stringent and changing U.S. and foreign data privacy and security laws, regulations, rules, and industry standards as well as policies, contractual obligations, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to government regulatory investigations or enforcement actions (that could include fines and penalties), a disruption of our business or commercialization of our products, private litigation (including class claims) and mass arbitration demands, harm to our reputation, loss of revenue or profits, and other adverse effects on our business or prospects.
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
We have sourced and will continue to source certain components of the Cytek Aurora, Cytek Northern Lights, Cytek Aurora CS, and Cytek Aurora Evo systems from a limited number of suppliers and, in some cases, sole source suppliers. Key components in our products that are supplied by sole or single source suppliers include certain lasers and semiconductors that are used in our optical, electrical and fluidic subassemblies. On August 25, 2021, we and Cytek (Wuxi) Biosciences Co., Ltd, our Wuxi, China subsidiary (“Cytek Wuxi”), entered into a Supply Agreement with Coherent NA, Inc. and certain of its affiliates (collectively, “Coherent”), which was amended on August 12, 2025 by Contract Amendment No. 1 (as amended, the “Coherent Agreement”) to extend the term, update pricing, and add our Singapore subsidiary, Cytek Biosciences Pte. Ltd. (“Cytek Singapore”), as a party to the agreement. Pursuant to the Coherent Agreement, Coherent has agreed to sell and supply to us, Cytek Wuxi, and Cytek Singapore, on a non-exclusive basis, laser products manufactured by Coherent. We, Cytek Wuxi, and Cytek Singapore provide Coherent with rolling forecasts of our anticipated orders, which are non-binding. Purchase orders submitted by us, Cytek Wuxi, and Cytek Singapore pursuant to the terms of the Coherent Agreement will be deemed accepted upon written acknowledgement of acceptance by Coherent. Other than the Coherent Agreement, we do not currently have long-term supply contracts with our sole and single source suppliers of key components. Additionally, we believe we are not a major customer to most of our suppliers. Our suppliers may therefore give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms. While we are in the process of identifying additional sources of supply, qualifications can take 12 to 24 months and, in some cases, longer. If we were to lose one or more of our sole or single source suppliers, it would take significant time and effort to qualify alternative suppliers, if available. Moreover, in the event that we transition to a new supplier, particularly from any of our single source suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our products to the market and could affect the performance of our products, resulting in increased costs and negative customer perception.
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
•natural disasters, political and economic instability, including wars, terrorism and political unrest such as the ongoing war in Ukraine, conflicts in the Middle East, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (the “FCPA”), its books and records provisions, or its anti-bribery provisions.
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
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. Certain foreign governments have announced or implemented retaliatory tariffs against U.S. goods and other non-tariff protectionist measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, our components have been subject to previously imposed or proposed tariffs, which may increase our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, certain Chinese biotechnology companies and contract manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to our Wuxi facility. Such disruption could have adverse effects on the development of our product candidates and our business operations. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in this Annual Report on Form 10-K.

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
We have limited experience manufacturing our products. We currently manufacture instruments and reagents at our manufacturing facilities in Fremont, California and Wuxi, China, instruments at our facility in Singapore, and reagents at our facility in San Diego, California. To manufacture our products in the quantities that we believe will be required to meet the currently anticipated market demand beyond the next several years, we will need to increase manufacturing capacity, which will involve significant challenges and may require additional quality controls and regulatory approvals. We may not successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, CROs and clinical laboratories focused on cell analysis. Approximately 42%, 40% and 43% of our revenue came from sales to academic and government-owned institutions and 58%, 60% and 57% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the years ended December 31, 2025, 2024 and 2023, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 42%, 40% and 43% of our revenue came from sales to academic and government-owned institutions in the years ended December 31, 2025, 2024 and 2023, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
We face significant competition in the cell analysis and life sciences tools markets. We currently compete with both established and early stage life sciences and in vitro diagnostics companies that design, manufacture and market flow cytometry instruments, accessories, consumables and software for cell analysis and/or provide services related to the same. An increasing number of applications for cell analysis, and more particularly flow cytometry, is leading to more companies offering competitive products and services. Our competitors include Agilent Technologies, Beckman Coulter (Danaher Corporation), Bio-Rad Laboratories, Standard BioTools Inc., Miltenyi Biotec, Sony Biotechnology (Sony Corporation), Thermo Fisher Scientific, and Waters Corporation. Our target customers may also elect to develop their workflows using other technologies rather than implementing our platform, or existing customers may decide to stop using our platform. In addition, there are many large, established companies in the life sciences tools market that could develop instruments or other products that will compete with us in the future.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of December 31, 2025, we had accrued approximately $1.5 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of December 31, 2025, there have been more than 3,500 peer-reviewed articles published relating to our FSP products since our first commercial launch in 2017, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
As of December 31, 2025, we had 702 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.
In connection with our financial statement close process for the year ended December 31, 2024, we identified deficiencies in the control environment and control activities components of the Committee of Sponsoring Organizations (“COSO”) framework that constitute material weaknesses, either individually or in the aggregate. These included deficiencies in the control environment, as well as deficiencies related to control activities related to (i) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives; (ii) selecting and developing general control activities over technology to support the achievement of objectives; and (iii) deploying control activities through policies that establish what is expected and procedures that put policies into action and relate to substantially all financial statement accounts and disclosures. While the identified material weaknesses were remediated in fiscal year 2025, we cannot provide assurance that we will not identify additional material weaknesses in future periods or that we will be successful in remediating any future significant deficiencies or material weaknesses in internal control over financial reporting.
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
We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our consolidated financial statements and in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls we develop may become inadequate, including due to changes in our business and business conditions. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies as part of integration. We currently do not have an internal audit group, and we may need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge to appropriately maintain effective internal controls over financial reporting. If we identify any additional material weaknesses or are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result; additionally, any of the foregoing could restrict our future access to the capital markets. In prior periods, certain filings were made pursuant to Rule 12b-25, and adjustments were made to certain line items in the related financial statements.
Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from geopolitical tensions, such as the ongoing war in Ukraine, conflicts in the Middle East, government actions implemented as a result of either of the foregoing, as well as tensions with, and economic uncertainty in, China, inflation, rising interest rates and liquidity concerns at, and failures of, banks and other financial institutions. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in economic growth, increases in inflation rates, higher interest rates and uncertainty about economic stability. If the equity and credit markets further deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our products, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have an adverse effect on our business, financial condition and results of operations.
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
In the ordinary course of our business, we and the third parties with whom we work, collect, use, store, safeguard, disclose, share, transfer, secure and otherwise process (collectively, “Process” or “Processing”) proprietary, confidential and sensitive data, including personal information (such as key-coded data, health information and other special categories of personal information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves, our customers and other parties (collectively, “Sensitive Information”), and, as a result, we and the third parties upon whom we rely face a variety of evolving threats, which have in the past and could in the future cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence (“AI”), and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are increasingly prevalent and severe and such an attack has led to, and in the future such attacks can lead to, significant interruptions in our operations and/or ability to provide our products or services, loss of Sensitive Information and income, reputational harm, and/or diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, employees working from home, while in transit and in public locations pose increased risks to our information technology systems and data when utilizing network connections, computers, and devices outside our premises or network.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Our sensitive information or sensitive information of our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employees’ personnel’s, or vendors’ use of AI technologies. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Any of the previously identified or similar threats could cause (and have in the past caused) a security incident or other interruption that could result, and in certain cases in the past has resulted, in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties with whom we work. For example, in November 2025, we became aware of a security incident that affected certain of our Sensitive Information, including employee personal information. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services. We expend significant resources and may modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, including affected individuals, customers, regulators and investors, or to take other actions, such as providing credit monitoring and identity theft protections services, and have done so in the past. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management’s attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may cause customers to stop using our products and services, deter new customers from purchasing our products and services, and negatively impact our ability to grow and operate our business.
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
Currently, our Northern Lights-CLC system is available for clinical use in only China and the European Union. Our Cytek Aurora, Cytek Northern Lights, and Cytek Aurora Evo systems are otherwise available to customers as research use only (“RUO”) products. RUO products are regulated by the FDA as medical devices. Although medical devices are subject to stringent FDA oversight, products that are intended for RUO and are labeled as RUO are exempt from compliance with most FDA requirements, including premarket clearance or approval, manufacturing requirements and others. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and subject to FDA enforcement action. The FDA has indicated that when determining the intended use of a product labeled RUO, the FDA will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with our assessment that our products are properly marketed as RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against us, including requiring us to stop distribution of our products until we are in compliance with applicable regulations, which would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires us to obtain marketing authorization of our RUO products in the future, there can be no assurance that the FDA will grant any clearance or approval requested by us in a timely manner, or at all.
As part of our growth strategy, we plan to seek approval to offer one or more of our systems for clinical use in the United States and/or in other countries. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a premarket approval application from the FDA, unless an exemption applies. The process of obtaining approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals or clearances for any new products or for modifications to our existing products on a timely basis or that any approval or clearance will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, clearance, approval, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances or approvals, withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.
We and our suppliers are subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
Any medical device we market will be subject to continued regulatory review, oversight, requirements, and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, unless exempt, we and our suppliers are required to comply with the FDA’s Quality Management System Regulation (“QMSR”) and other regulations enforced outside the United States which cover the manufacture of our products and the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of medical devices. Regulatory bodies, such as the FDA, enforce the QMSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:
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
Later discovery of previously unknown problems with our products, including manufacturing problems, or failure to comply with regulatory requirements such as the QMSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties, which would adversely affect our business, operating results and prospects.
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
In the ordinary course of our operations, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share sensitive, confidential, and proprietary information, including personal information, business data, trade secrets, intellectual property, and sensitive third-party data. Accordingly, we are, and may increasingly become, subject to various data privacy and security laws, the number and scope of which are changing, subject to differing applications and interpretations, may be inconsistent among jurisdictions, and may conflict with each other.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy and security laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain rights related to their personal information. The CCPA provides for fines for noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, but these developments increase compliance costs and potential liability with respect to other personal information we maintain about residents in these states.
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
In addition, many jurisdictions have enacted data localization laws and cross-border data transfer restrictions. These laws may make it more difficult for us to transfer personal information across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to the United States and other countries that are viewed by some regulators to not generally provide an adequate level of data privacy and security. Although there are currently various mechanisms that can be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EU standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (the “Framework”) and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States or other countries. In addition to European restrictions on cross-border transfers of personal information, other jurisdictions have enacted or are considering similar cross-border data transfer restrictions and data residency requirements, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, requiring us to increase our personal information processing capabilities in Europe and/or elsewhere at significant expense; increased exposure to regulatory actions; and substantial fines and penalties. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
The U.S. Department of Justice has issued a rule titled “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
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
In addition to data privacy and security laws, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain data privacy and security laws, such as the EU/

UK GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers. We also publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Issues in the development and use of artificial intelligence technologies, combined with an uncertain regulatory environment, may result in reputation harm, liability, or other adverse consequences to our business operations.
We have and will continue to incorporate AI and/or ML technologies into our business operations and products and services, including through the use of such technologies by our third-party service providers. The use of such rapidly evolving technologies by us and our third-party service providers (whether or not known to us), while presenting significant benefits, can also present risks and challenges to our business. The implementation of artificial intelligence can be costly, and there is no guarantee that our use of AI/ML will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. If these technologies do not perform in accordance with our expectations, including, but not limited to, general failure or biases or errors relating to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML or if we fail to responsibly deploy artificial intelligence in our operations, such failures may give rise to legal liability, and our business and reputation could suffer.
The development and use of AI technologies present various privacy and security risks that may impact our business. AI technologies are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots.
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, including, but not limited to, the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities may subject us to the EU AI Act and, depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations, if applicable. We expect other jurisdictions will adopt similar laws.
Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI technologies. These obligations may make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Any sensitive information (including confidential, competitive, proprietary, or personal information) that we input into a third-party AI technology, including, but not limited to, generative AI technology, could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI technology. Additionally, where an AI technology model ingests personal information and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model.
AI technologies are evolving rapidly, as are the legal and regulatory landscapes applicable to it in the United States and in jurisdictions around the world, which may result in new and enhanced governmental or regulatory scrutiny, litigation, confidentiality, privacy or security risks, intellectual property risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, financial condition, or results of operations.

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
We are exposed to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other healthcare laws and regulations that may constrain our business, our arrangements and relationships with customers, and how we market, sell and distribute our products. We have a compliance program, code of conduct and associated policies and procedures, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in protecting us from governmental investigations for failure to comply with applicable fraud and abuse or other healthcare laws and regulations. The laws that may affect our ability to operate include, among others:
•the Anti-Kickback Statute, which prohibits, among other things, knowingly and willingly soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of a person, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (the “FCA”). There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there may be limited or no exception or safe harbor for many common business activities. Certain common business activities, including certain reimbursement support programs, educational and research grants or charitable donations, and practices that involve remuneration to those who prescribe, purchase or recommend medical devices, including discounts, providing items or services for free or engaging such people as consultants, advisors or speakers, may be subject to scrutiny if they do not fit squarely within any available exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Our business may not in all cases meet all of the criteria for statutory exception or regulatory safe harbor protection from anti-kickback liability;
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
Including rights acquired in connection with the FCI Acquisition, as of December 31, 2025, we own 34 issued U.S. utility patents, 11 issued Japan utility patents, six issued European utility patents, six issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 70 pending utility patent applications, including 47 utility patent applications in the United States, three international utility patent applications, eight utility patent applications in the European Union, eight utility patent applications in China, and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2026 and 2041. Additionally, patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of December 31, 2025, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending invention patent applications, and our Wuxi subsidiary owns 42 issued utility patents and one issued invention patent and has five pending utility patent applications and eight pending invention patent applications.
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
We have limited foreign intellectual property rights outside the United States, selected countries in the European Union, the UK, Japan, and China and may not be able to protect our intellectual property and proprietary rights throughout the world, which could harm our business, financial condition and results of operations.
We have limited intellectual property rights outside the United States, selected countries in the European Union, the UK, Japan, and China. Filing, prosecuting and defending patents or trademarks on our current and any future products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions or utilizing our trademarks in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our current and any future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
•general economic, regulatory and market conditions, including economic recessions or slowdowns, the ongoing war in Ukraine, conflicts in the Middle East, and the general inflationary environment; and
•other events or factors, many of which are beyond our control.
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
Concentration of ownership of our common stock among our executive officers, directors, and principal stockholders and their respective affiliates may prevent new investors from influencing significant corporate decisions.
Based on the number of shares of common stock outstanding as of December 31, 2025, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 38.5% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which may prohibit certain business anti-takeover provisions, and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change-of-control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees, arising out of or pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, (iv) any action or proceeding to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware and (vi) any action asserting a claim against us or any of our directors, officers, or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), and similar provisions of state and local law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In addition, while U.S. federal NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, such NOL carryforwards cannot offset more than 80% of taxable income in any tax year. There may also be other limitations under state law on our ability to utilize NOLs, including temporary suspensions or other limitations on the use of NOLs to offset taxable income. We determined that ownership changes occurred in 2018 and 2020 and in connection with our initial public offering in 2021. In addition, we may in the future experience ownership changes, as a result of changes in our stock ownership (some of which are not in our control). If an ownership change occurs, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited. Annual limitations may result in the expiration of the state net operating loss carryforwards before they can be fully utilized.
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
Additionally, a tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Changes in tax law and regulations may have a material adverse effect on our business, financial condition and results of operations.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For instance, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and legislation informally titled the Tax Cuts and Jobs Act enacted in 2017 made significant changes to the U.S. tax laws. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in our common stock.
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
Item 2. Properties.
We currently lease approximately 99,000 square feet of office and laboratory space for our headquarters in Fremont, California. The lease expires in February 2029.
In Wuxi, China, we lease approximately 9,800 square feet of manufacturing and office space. The lease expires in January 2027. In November 2023, we purchased a building in Wuxi, China and relocated our Wuxi operations to the new facility in January 2024. The Wuxi building has approximately 56,000 square feet of manufacturing and office space.
In Shanghai, China, we lease approximately 14,000 square feet of office and laboratory space, under multiple leases expiring between October 2026 and November 2027.
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
Holders of Record
As of February 17, 2026, there were 15 stockholders of record. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
On June 5, 2024, our board of directors approved a program for the repurchase of up to an aggregate of $50 million of our outstanding common stock, which expired on December 31, 2024. On December 11, 2024, the Board approved a new program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock commencing January 1, 2025, which expired on December 31, 2025. As of December 31, 2025, the Company had a remaining authorized amount of $35.0 million in the repurchase program. The repurchase programs were used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired.
The following table provides information with respect to the repurchase of shares of our common stock from the commencement of the repurchase program until its expiration on December 31, 2025.

(Except for the share amount and average price per share, dollar value in thousands)

	Total number of shares repurchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($)
Beginning Balance - December 31, 2024	10,585,404	$6.19	10,585,404	$28,500,000
January 1 – January 31, 2025	607,522	5.76	11,192,926	46,500,007
February 1 – February 28, 2025	658,878	5.31	11,851,804	43,000,014
March 1 – March 31, 2025	812,183	4.31	12,663,987	39,500,021
April 1 – April 30, 2025	939,946	3.72	13,603,933	36,000,023
May 1 – May 31, 2025	274,059	3.65	13,877,992	35,000,023
Jun 1 - December 31, 2025	—	—	—	—
Life to Date Total*	13,877,992	$5.80	13,877,992	$35,000,023
* The share repurchase program expired on December 31, 2025.
The commission costs related to the repurchases were $— million and $0.07 million for the three months and twelve months ended December 31, 2025, respectively.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2025, we have accrued $0.1 million excise taxes related with our shares repurchases.
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

The following graph compares the cumulative total return on an investment of $100 in cash on July 23, 2021 through December 31, 2025, in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Components Index and assuming that all dividends were reinvested. The stockholder return shown on the graph below is based on historical data and is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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
The following is a discussion and year-to-year comparisons of our financial condition and results of operations for the years ended December 31, 2025 and 2024. For a discussion of the results of operations and financial condition for the years ended December 31, 2024 and year-to-year comparisons between 2024 and 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K filed with the SEC on February 28, 2025.
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
Our FSP cell analyzers, the Cytek Aurora, Northern Lights and Cytek Aurora Evo systems, deliver high-resolution, high-content and high-sensitivity cell analysis and addresses the inherent limitations of other technologies by providing a higher level of multiplexing with exquisite sensitivity, more flexibility and increased efficiency, all at a lower cost for performance. Additionally, our Cytek Aurora cell sorter (“Aurora CS system”) leverages our FSP technology to further broaden our potential applications across cell analysis. Each system is supported by our highly intuitive, proprietary embedded SpectroFlo software, our reagents, and our service offerings to provide a comprehensive, end-to-end platform of solutions for our customers. Since our first U.S. commercial launch in mid-2017, we have sold and deployed our instruments to customers around the world, including pharmaceutical companies, biopharma companies, academic research centers, and contract research organizations (“CROs”).
In addition to our FSP product portfolio, pursuant to an acquisition in February 2023, we offer conventional flow and image-based flow cytometry instrumentation and related products and services under the Amnis® and Guava® brands, which provide insights into all facets of cellular phenotypes and morphology. Amnis instruments and applications are important tools in the investigation of cell morphology, intracellular translocation and cell-cell interaction in a variety of research areas, including immunology, neurobiology, stem cell research and cell biology. Guava flow cytometers expand our core instrument offerings, adding cost-effective, entry-level and personal instrument options with microcapillary-based fluidics for cell analysis. The Guava microcapillary-based flow cytometers are mainly adopted by entry to mid-range flow cytometry users who are looking for easy-to-use and cost-effective solutions for applications, such as cell counting, cell biology and lower-plex immunophenotyping.
We manufacture our instruments in our facilities in Fremont, California; Wuxi, China; and Singapore. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.
Total revenue for the year ended December 31, 2025 was $201.5 million, representing a 1% increase compared to revenue for the year ended December 31, 2024 of $200.5 million.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 73%, 75% and 76% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively, and revenue from distributors represented 27%, 25% and 24% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $36.5 million, $39.4 million and $44.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. We intend to continue to make significant investments in research and development in the future.

We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $49.4 million, $49.1 million and $49.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $66.5 million, $6.0 million and $12.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The change for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by the recording of a $33.1 million valuation allowance against deferred tax assets in 2025. In addition, lower gross profit, increased operating expenses, and an operating and interest expense reduction related to a change in estimate of a license and royalty settlement liability in 2024, contributed to the overall year-over-year change.
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

	Year ended December 31,			2025 vs. 2024	2024 vs. 2023
(In thousands)	2025	2024	2023	Dollar Change	Dollar Change
Sales channel mix
Direct sales channel	$146,668	$149,874	$147,169	$(3,206)	$2,705
Distributor channel	54,825	50,579	45,846	4,246	4,733
Total revenue, net	$201,493	$200,453	$193,015	1040	$7,438
Customer mix
Academia and government	$84,763	$80,911	$82,145	$3,852	$(1,234)
Biotechnology, pharmaceutical, distributor and CRO	116,730	119,542	110,870	(2,812)	$8,672
Total revenue, net	$201,493	$200,453	$193,015	$1,040	$7,438

Distributors typically sell to end customers identified in other customer categories.
Known Trends, Events and Uncertainties
Our business, results of operation and financial condition are dependent on both domestic and global macroeconomic conditions.
Recent inflation trends may adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, labor and benefit costs and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if the rate of inflation increases) on our operating costs, including our labor costs and research and development costs, due to inflationary pressures as well as supply chain constraints, consequences associated with future public health crises, the ongoing conflict between Russia and Ukraine, and the conflicts in the Middle East.
Certain of our pharmaceutical and biotech customers based in the United States have been impacted by the difficult fundraising environment for small companies and generally high interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months and full year ended December 31, 2025, and may adversely affect our operating results in the future.

The U.S. government has made and continues to signal additional changes to existing U.S. trade policies, including imposing and announcing plans for tariffs on all U.S. trading partners including China, and renegotiating or potentially terminating existing bilateral and multi-lateral trade agreements. Certain foreign governments have announced or implemented retaliatory tariffs against U.S. goods and other non-tariff protectionist measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Although we cannot predict the ultimate extent to which the United States or other countries will impose quotas, duties, reciprocal tariffs, taxes, or other similar restrictions upon the import or export of our products, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, the U.S. government’s imposition of tariffs as well as threatened and actual retaliatory tariffs against U.S. goods may have a negative impact on our revenue and costs in the future.
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
For a further discussion of trends, events, uncertainties and other factors that could impact our operating results, see the section titled “Risk Factors” in Item 1A of Part I in this Annual Report on Form 10-K.
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
We expect our total revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $201.5 million, $200.5 million and $193.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Other income (expense), net
Interest income (expense), net. Interest income (expense), net consists primarily of accretion of the present value of the litigation settlement liability. See our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding the settlement.
Interest income. Our interest income consists primarily of interest earned on our cash and cash equivalents which are invested in cash deposits and in money market funds.
Other income, net. Our other income, net consists primarily of investment income from our marketable securities offset by foreign exchange gains and losses.
Income taxes
Our provision for (benefit from) income taxes consists primarily of provision for federal taxes and local taxes in the United States as well as foreign taxes. As we plan to expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.
Results of operations
Comparison of the years ended December 31, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our consolidated results of operations and comprehensive (loss) income data for the periods presented:

	Year ended December 31,
(In thousands)	2025	2024
Revenue, net:
Product	$144,233	$153,263
Service	57,260	47,190
Total revenue, net	201,493	200,453
Cost of sales:
Product	69,813	69,088
Service	27,220	20,259
Total cost of sales	97,033	89,347
Gross profit	104,460	111,106
Operating expenses:
Research and development	36,468	39,402
Sales and marketing	49,440	49,114
General and administrative	58,936	43,113
Total operating expenses	144,844	131,629
Loss from operations	(40,384)	(20,523)
Other income (expense):
Interest income (expense), net (Notes 11, 12)	(474)	5,239
Interest income	2,216	5,121
Other income, net	8,801	4,463
Total other income, net	10,543	14,823
Loss before income taxes	(29,841)	(5,700)
Provision for (benefit from) income taxes	36,698	320
Net loss	$(66,539)	(6,020)
Foreign currency translation adjustment, net of tax	2,167	1,193
Unrealized gain (loss) on marketable securities	58	97
Net comprehensive loss	$(64,314)	$(4,730)
Total revenue, net

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Revenue, net
Product	$144,233	$153,263	$(9,030)	(6)%
Service	57,260	47,190	10,070	21%
Total revenue, net	$201,493	$200,453	$1,040	1%

Total revenue, net increased by $1.0 million, or 1%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Revenue growth was primarily driven by growth in service revenue partially offset by a decline in product revenue.
Product revenue decreased by $9.0 million, or 6%, to $144.2 million, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was primarily driven by a decline in instrument revenue offset by growth in reagent revenue. Unit volumes decreased 6.0% for spectral and imaging products, including the Cytek Aurora, Northern Lights, Aurora CS and ImageStream systems.
Service revenue increased by $10.1 million, or 21%, to $57.3 million, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in service revenue was mainly driven by continued growth in the installed base of our instruments with more instruments with expiring warranties contributing to greater contract and time and material service revenue.
Total cost of sales, gross profit and gross margin

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Cost of sales:
Product	$69,813	$69,088	$725	1%
Service	27,220	20,259	6,961	34%
Total cost of sales	$97,033	$89,347	$7,686	9%
Gross profit	$104,460	$111,106	$(6,646)	(6)%
Gross margin	52%	55%
Total cost of sales increased by $7.7 million, or 9%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in cost of sales was driven primarily by an increase in service revenue, and associated service material, headcount, and other overhead costs. Product cost of sales increased due to higher tariff costs and higher overhead costs resulting from transitioning a manufacturing facility overseas, offset by lower material costs as a result of lower instrument volume.
Total gross margin was 52% and 55% as a percent of total revenue for the years ended December 31, 2025 and 2024, respectively. Gross margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Product:
Revenue	$144,233	$153,263	$(9,030)	(6)%
Cost of sales	69,813	69,088	725	1%
Product gross profit	$74,420	$84,175	$(9,755)	(12)%
Gross margin	52%	55%

Service:
Revenue	$57,260	$47,190	$10,070	21%
Cost of sales	27,220	20,259	6,961	34%
Service gross profit	$30,040	$26,931	$3,109	12%
Gross margin	52%	57%
Product revenue for the year ended December 31, 2025 decreased by 6% as compared to the year ended December 31, 2024. Product gross profit for the year ended December 31, 2025 decreased by 12% as compared to the year ended December 31, 2024. Product cost of sales for the year ended December 31, 2025 increased by 1% as compared to the same period in 2024. The lower product gross margins in the year ended December 31, 2025 compared to the year ended December 31, 2024 were primarily due to higher tariffs costs as well as higher production overhead costs related to transitioning a manufacturing facility overseas.
Service revenue and service gross profit for the year ended December 31, 2025 increased by 21% and 12%, respectively, as compared to the year ended December 31, 2024. Service cost of sales for the year ended December 31, 2025 increased by 34% as compared to the same period in 2024. The higher service gross profit in the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by higher revenue, while higher headcount, overhead, and material costs as a percentage of service revenue contributed to lower service gross margin.

Operating expenses
Research and development

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Research and development	$36,468	$39,402	$(2,934)	(7)%
Research and development expenses were $36.5 million for the year ended December 31, 2025 as compared to $39.4 million for the year ended December 31, 2024. The decrease of $2.9 million in research and development expenses was primarily due to a decline in research and development compensation expense, driven by efforts to streamline and focus our research and development activities.
We expect our research and development expense to increase in absolute dollars going forward as we continue to develop new products and enhance existing instruments and technologies.
Sales and marketing

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Sales and marketing	$49,440	$49,114	$326	1%
Sales and marketing expenses were $49.4 million for the year ended December 31, 2025 as compared to $49.1 million for the year ended December 31, 2024. The relatively flat sales and marketing expenses year-over-year was due to re-organization of the commercial team to drive increased revenue with a more focused and efficient sales team.
We expect our sales and marketing expenses to increase in absolute dollars in the future as we hire additional sales and marketing personnel, expand our sales support infrastructure and invest in our brand and product awareness to further penetrate the United States and the international markets.
General and administrative

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
General and administrative	$58,936	$43,113	$15,823	37%
General and administrative expenses were $58.9 million for the year ended December 31, 2025 as compared to $43.1 million for the year ended December 31, 2024. The increase of $15.8 million in general and administrative expenses was primarily due to higher patent litigation expenses, and also higher compensation, sales and use tax, and software expenses, and a lower benefit related to the change in estimate of the royalty settlement liability with Becton, Dickinson and Company (“BD”). See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the legal settlement liability.
We expect to incur additional general and administrative expenses as a result of operating as a public company and for these expenses to increase in absolute dollars in future periods.
Interest income (expense), net

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Interest income (expense), net	$(474)	$5,239	$(5,713)	(109)%
Interest expense was $0.5 million for the year ended December 31, 2025 as compared to interest income of $5.2 million for the year ended December 31, 2024. The $5.7 million decrease in interest income was primarily due to a benefit of $5.3 million change in estimate to the royalty settlement liability with BD. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the legal settlement liability.
Interest income

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Interest income	$2,216	$5,121	$(2,905)	(57)%

Interest income was $2.2 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $2.9 million in interest income was primarily the result of a lower interest rate environment and lower cash and cash equivalents and short term investment balances as compared to the year ended December 31, 2024. This was a result of the movement of assets from interest bearing accounts to marketable securities investment accounts which are classified as investment income rather than interest income.
Other income, net

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Other income, net	$8,801	$4,463	$4,338	97%
Other income, net was $8.8 million for the year ended December 31, 2025 as compared to other income, net of $4.5 million for the year ended December 31, 2024, respectively. The increase of $4.3 million was primarily due to $3.6 million of realized and unrealized foreign exchange losses in 2024, compared to $0.7 million of gains in 2025.
Income Taxes

	Year ended December 31,		Change
(In thousands, except percentages)	2025	2024	Amount	%
Provision for (benefit from) income taxes	$36,698	$320	$36,378	11368%
Provision for income taxes was $36.7 million for the year ended December 31, 2025. The benefit from income taxes was $0.3 million for the year ended December 31, 2024. The net change of $36.4 million for the year ended December 31, 2025 was primarily driven by the recording of a valuation allowance against deferred tax assets of $33.6 million due to the uncertainty of realizing the associated future tax benefit and an increase in current year tax expense from foreign jurisdictions of $2.5 million.
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
The following table presents a reconciliation of constant currency revenue to our reported net revenue for the periods indicated (in thousands, except percentages):

Revenue	Twelve months ended December 31, 2025	Twelve months ended December 31, 2024

As reported	201,493	200,453
Non-GAAP constant currency	198,247	201,346
FX Impact [$]	(3,246)	893
FX Impact [%]	(1.6)%	0.4%
Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of December 31, 2025 and December 31, 2024, we had approximately $261.5 million and $277.9 million, respectively, in cash and cash equivalents and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $21.3 million as of December 31, 2025.
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
On August 26, 2022, we entered into a sales agreement (the “2022 Sales Agreement”) with Piper Sandler & Co. (“Piper”) as sales agent to sell from time to time up to $150.0 million of our common stock through an “at-the-market” offering program. The securities in this transaction were offered pursuant to an automatic shelf registration statement on Form S-3ASR (File No. 333-267118) that was filed with the SEC on August 26, 2022 and expired in August 2025. As of the termination of the 2022 Sales Agreement in August 2025, concurrent with the expiration of the automatic shelf registration statement, the Company had not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have been expensed and recorded in the third quarter of 2025.
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
On December 11, 2024, the Board approved a program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock commencing January 1, 2025. During the twelve months ended December 31,

2025, the Company repurchased 3,292,588 shares of its outstanding common stock for a total cost of approximately $15.1 million at an average price per share of $4.56. As of December 31, 2025, the Company had a remaining authorized amount of $35.0 million in the repurchase program. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2025.
Under these repurchase programs, the Company has purchased an aggregate of 13,877,992 shares of its outstanding common stock for a total cost of approximately $80.8 million at an average price per share of $5.80 as of December 31, 2025.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2025, we have accrued $0.1 million excise taxes related with our stock repurchases.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(4,686)	$25,379
Investing activities	10,117	(82,974)
Financing activities	(13,432)	(15,822)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	109	4,532
Net decrease in cash, cash equivalents and restricted cash	$(7,892)	$(68,885)
Operating activities
Net cash used in operating activities for the year ended December 31, 2025 was $4.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $66.5 million, impacted by our non-cash charges of $66.6 million, primarily consisting of stock-based compensation expense of $24.6 million, depreciation and amortization of $7.6 million, amortization of right-of-use assets of $4.4 million, and provision for excess and obsolete inventory of $1.7 million, respectively, partially offset by gain on investment accretion and amortization of $5.7 million, deferred income taxes of $33.6 million, and interest expenses for accretion of the legal settlement liabilities $0.3 million. The cash used in changes in our operating assets and liabilities of $4.8 million were primarily due to an increase of inventories of $5.2 million, a decrease of operating lease liabilities of $4.1 million, and a decrease in the legal settlement liability of $1.1 million, and an increase in prepaid expenses and other assets of $2.7 million. These amounts were partially offset by cash provided from changes in our operating assets and liabilities of an increase in deferred revenue of $3.6 million, and a decrease of accrued expenses and other liabilities of $4.0 million, and an increase in trade accounts payable of $0.4 million.
Net cash provided by operating activities for the year ended December 31, 2024 was $25.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $6.0 million, impacted by our non-cash charges of $23.7 million, primarily consisting of stock-based compensation expense of $26.8 million, depreciation and amortization of $7.2 million, amortization of right-of-use assets of $3.3 million, and provision for excess and obsolete inventory of $1.6 million respectively, partially offset by interest expenses for accretion of the legal settlement liabilities of $7.2 million, gain on investment accretion and amortization of $5.2 million, and deferred income taxes of $2.9 million. The cash provided by changes in our operating assets and liabilities of $7.7 million were primarily due to a decrease of inventories of $14.8 million, an increase in deferred revenue of $3.7 million, and a decrease of trade accounts payables of $2.6 million. These amounts were partially offset by cash used from changes in our operating assets and liabilities of an increase of trade accounts receivable of $5.4 million, an increase in prepaid expenses and other assets of $2.8 million, a decrease in the legal settlement liability of $1.1 million, and a decrease of operating lease liabilities of $3.2 million, and an increase in accrued expenses and other liabilities of $0.8 million.
Investing activities
Net cash provided by investing activities during the year ended December 31, 2025 was $10.1 million driven by proceeds from maturities of marketable securities of $292.2 million, and proceeds from sales of property and equipment of $0.3 million, partially offset by purchases of marketable securities of $278.2 million, purchases of property and equipment of $4.1 million.

Net cash used in investing activities during the year ended December 31, 2024 was $83.0 million driven by purchases of marketable securities of $274.1 million, purchases of property and equipment of $3.5 million, the purchase of the Cytometric Engineering Ltd. (d.b.a. FlowCEL) business of $0.5 million, and purchase of intangible assets of $0.2 million, partially offset by proceeds from maturities of marketable securities of $195 million, and proceeds from sales of property and equipment of $0.3 million.
Financing activities
Net cash used in financing activities during the year ended December 31, 2025 was $13.4 million driven by $15.1 million of costs related to our share repurchase program, $4.7 million in loan repayment costs and payments for taxes related to net share settlement of equity awards of $0.7 million, partially offset by proceeds from line of credit of $5.6 million, the issuance of our common stock under our Employee Stock Purchase Plan of $1.1 million, and the issuance of our common stock under our equity incentive plans of $0.3 million.
Net cash used in financing activities during the year ended December 31, 2024 was $15.8 million driven by $21.6 million of costs related to our share repurchase program, $0.6 million in loan repayment costs and payments for taxes related to net share settlement of equity awards of $0.6 million, partially offset by partially offset by proceeds from line of credit of $4.2 million, the issuance of our common stock under our Employee Stock Purchase Plan of $1.7 million, and the issuance of our common stock under our equity incentive plans of $1.0 million.
Contractual Obligations and Commitments
During the year ended December 31, 2025, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on February 28, 2025.
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
Contract assets and contract liabilities
Contract assets are recorded when the amount of revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. As of December 31, 2025 and 2024, we had immaterial amounts of contract assets included within prepaid expenses and other current assets on the consolidated balance sheets.
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
Legal Settlement Liability
In the fourth quarter of 2025, we determined that it was necessary to revise our long-term forecasted net sales subject to royalties under the BD settlement as a result of the current macroeconomic conditions and headwinds. As a result, we remeasured the fair value of the legal settlement liability presented in the Consolidated Balance Sheets as of December 31, 2025. Based on the updated forecast, we recorded a $1.0 million reduction of the legal settlement liability, with a corresponding change to interest income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
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
The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	5.99	6.00	5.96
Expected volatility	66%	73%	71%
Risk-free interest rate	4%	4%	4%
Dividend yield	—	—	—
Expected volatility—Expected volatility is estimated by analyzing the Company’s historical market data for the assessment corresponds to the expected term of the awards.
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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2025, we had cash and cash equivalents of $90.9 million, which consisted primarily of money market funds and bank deposits. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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
We do not believe that either inflation or foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Non-GAAP Financial Measure” for a presentation of revenue on a constant currency basis, which provides information regarding our operating performance excluding the effects of foreign currency volatility.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cytek Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cytek Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. The Company’s estimates of forecasted demand are based upon analysis and assumptions including, but not limited to, expected product lifecycles, product development plans and historical usage by product. The Company’s inventories balance is $48.4 million as of December 31, 2025.
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
•We selected a sample of inventory items from a) those management determined to be excess and obsolete and b) those management did not determine to be excess and obsolete, and performed the following:
◦We evaluated the reasonableness of management’s estimates and assumptions by obtaining product-specific information.
◦We inquired of management, including personnel with operational roles, regarding the estimates and assumptions specific to the selected inventory items.
•We considered inventory write-downs made subsequent to December 31, 2025 in evaluating the reasonableness of management’s estimates and assumptions related to excess and obsolete inventories.

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2026
We have served as the Company’s auditor since 2019.

Cytek Biosciences, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$90,853	$98,716
Restricted cash	—	29
Marketable securities	170,676	179,145
Trade accounts receivable, net	62,509	60,588
Inventories	48,428	43,893
Prepaid expenses and other current assets	19,530	14,075
Total current assets	391,996	396,446
Deferred income tax assets, noncurrent	—	33,374
Property and equipment, net	18,009	17,962
Operating lease right-of-use assets	11,315	10,168
Goodwill	16,697	16,663
Intangible assets, net	16,821	20,128
Other noncurrent assets	6,704	4,759
Total assets	$461,542	$499,500
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,410	$5,529
Legal settlement liability, current	2,495	1,705
Accrued expenses	23,417	21,443
Other current liabilities	16,978	13,494
Deferred revenue, current	28,504	25,492
Total current liabilities	77,804	67,663
Legal settlement liability, noncurrent	6,786	9,036
Deferred revenue, noncurrent	18,339	16,098
Operating lease liability, noncurrent	14,042	7,552
Long term debt	525	1,050
Other noncurrent liabilities	2,307	2,364
Total liabilities	$119,803	$103,763
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of December 31, 2025 and December 31, 2024, respectively; 128,550,136 and 129,205,901 issued and outstanding shares as of December 31, 2025 and December 31, 2024, respectively.	129	129
Additional paid-in capital	441,107	430,791
Accumulated deficit	(101,738)	(35,199)
Accumulated other comprehensive income	2,241	16
Total stockholders’ equity	341,739	395,737
Total liabilities and stockholders’ equity	$461,542	$499,500
The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31
(In thousands, except share and per share data)	2025	2024	2023
Revenue, net:
Product	$144,233	$153,263	$156,717
Service	57,260	47,190	36,298
Total revenue, net	201,493	200,453	193,015
Cost of sales:
Product	69,813	69,088	65,327
Service	27,220	20,259	18,262
Total cost of sales	97,033	89,347	83,589
Gross profit	104,460	111,106	109,426
Operating expenses:
Research and development	36,468	39,402	44,151
Sales and marketing	49,440	49,114	49,148
General and administrative	58,936	43,113	43,972
Total operating expenses	144,844	131,629	137,271
Loss from operations	(40,384)	(20,523)	(27,845)
Other income (expense):
Interest income (expense), net (Notes 11, 12)	(474)	5,239	(2,071)
Interest income	2,216	5,121	6,413
Other income, net	8,801	4,463	7,794
Total other income, net	10,543	14,823	12,136
Loss before income taxes	(29,841)	(5,700)	(15,709)
Provision for (benefit from) income taxes	36,698	320	(3,561)
Net loss	$(66,539)	$(6,020)	$(12,148)
Less: net loss allocated to noncontrolling interests	—	—	—
Net loss attributable to common stockholders, basic and diluted	$(66,539)	$(6,020)	$(12,148)
Net loss attributable to common stockholders per share, basic	$(0.52)	$(0.05)	$(0.09)
Net loss attributable to common stockholders per share, diluted	$(0.52)	$(0.05)	$(0.09)
Weighted-average shares used in calculating net loss per share, basic	127,745,939	130,611,330	135,283,044
Weighted-average shares used in calculating net loss per share, diluted	127,745,939	130,611,330	135,283,044
Comprehensive loss:
Net loss	$(66,539)	$(6,020)	$(12,148)
Foreign currency translation adjustment, net of tax	2,167	1,193	(549)
Unrealized gain (loss) on marketable securities	58	97	(29)
Net comprehensive loss	$(64,314)	$(4,730)	$(12,726)
The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Noncontrolling interest in consolidated subsidiary	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2022	135,365,381	$135	$442,887	$(17,030)	$(697)	$251	$425,546
Shares issued in connection with employee stock plans	1,723,511	2	1,465				1,467
Proceeds from Employee Stock Purchase Plan	296,236	—	1,855				1,855
Shares of Common Stock withheld related to net share settlement	(56,442)	—	(419)				(419)
Repurchase of shares	(6,613,780)	(6)	(44,465)				(44,471)
Stock-based compensation			22,048				22,048
Noncontrolling interest			15			(251)	(236)
Unrealized loss on marketable securities					(29)		(29)
Foreign currency translation adjustment, net of tax					(549)		(549)
Net Loss				(12,148)			(12,148)
Balances at December 31, 2023	130,714,906	$131	$423,386	$(29,178)	$(1,275)	$—	$393,064
Shares issued in connection with employee stock plans	2,193,491	2	1,013				1,015
Proceeds from Employee Stock Purchase Plan	358,547	—	1,705				1,705
Shares of Common Stock withheld related to net share settlement	(89,419)	—	(554)				(554)
Repurchase of shares	(3,971,624)	(4)	(21,607)				(21,611)
Stock-based compensation			26,848				26,848
Unrealized gain on marketable securities					97		97
Foreign currency translation adjustment, net of tax					1,193		1,193
Net loss				(6,020)			(6,020)
Balances at December 31, 2024	129,205,901	$129	$430,791	$(35,199)	$16	$—	$395,736
Shares issued in connection with employee stock plans	2,316,708	2	323				325
Proceeds from Employee Stock Purchase Plan	477,462	1	1,148				1,149
Shares of Common Stock withheld related to net share settlement	(157,347)	—	(670)				(670)
Repurchase of shares	(3,292,588)	(3)	(15,071)				(15,074)
Stock-based compensation			24,585				24,585
Unrealized gain on marketable securities					58		58
Foreign currency translation adjustment, net of tax					2,167		2,167
Net loss				(66,539)			(66,539)
Balances at December 31, 2025	128,550,136	$129	$441,107	$(101,738)	$2,241	$—	$341,739

The accompanying notes are an integral part of these consolidated financial statements

Cytek Biosciences, Inc
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net loss	$(66,539)	$(6,020)	$(12,148)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,579	7,212	6,048
Amortization of operating lease-right-of use assets	4,396	3,278	3,182
Provision for (benefit from) credit losses	413	(64)	269
Stock-based compensation	24,585	26,848	22,048
Loss on disposal of property and equipment	415	55	7
Provision for excess and obsolete inventory	1,703	1,646	1,468
Deferred income taxes	33,557	(2,886)	—
Gain on investments, accretion, and amortization, net	(5,673)	(5,211)	(6,661)
Interest expenses for accretion of the legal settlement liabilities	(328)	(7,192)	1,577
Change in operating assets and liabilities:
Trade accounts receivable	368	(5,428)	(7,332)
Inventories	(5,244)	14,755	4,286
Prepaid expenses and other assets	(2,658)	(2,809)	(9,515)
Trade accounts payable	448	2,582	(1,784)
Accrued expenses and other liabilities	3,970	(817)	729
Legal settlement liabilities	(1,133)	(1,105)	(298)
Deferred revenue	3,601	3,737	6,520
Lease liabilities	(4,146)	(3,202)	(3,115)
Net cash provided by (used in) operating activities	(4,686)	25,379	5,281
Cash flows from investing activities:
Purchases of marketable securities	(278,155)	(274,062)	(175,935)
Maturities of marketable securities	292,211	195,000	132,000
Purchase of property and equipment	(4,084)	(3,525)	(4,648)
Proceeds from sales of property and equipment	252	288	—
Acquisition of business	—	(471)	(44,896)
Purchase of intangible assets (patents)	(106)	(204)	(179)
Payment for additional investment in Cytek Japan, net of cash acquired	—	—	(236)
Net cash provided by (used in) investing activities	10,117	(82,974)	(93,894)
Cash flows from financing activities:
Proceeds from line of credit	5,582	4,181	—
Payment for repurchase of shares	(15,074)	(21,611)	(44,151)
Repayment of loan	(4,745)	(557)	(565)
Proceeds from Employee Stock Purchase Plan	1,149	1,704	1,855
Payments for taxes related to net share settlement of equity awards	(670)	(554)	(419)
Proceeds from issuance of common stock under employee stock plans	325	1,015	1,468
Net cash used in financing activities	(13,432)	(15,822)	(41,812)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	109	4,532	(1,445)
Cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(7,892)	(68,885)	(131,870)
Cash, cash equivalents and restricted cash at beginning of period	98,745	167,630	299,500
Cash, cash equivalents and restricted cash at end of period	$90,853	$98,745	$167,630
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$2,159	$3,828	$5,305
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable at period end	$129	$177	$40
Intangible asset in accrued expenses at period end	$26	$—	$510
Accrued excise taxes for share repurchase	$—	$—	$320

Derecognition of right-of-use assets	$—	$205	$—
Transfer of inventory to property and equipment	$122	$—	$—
Operating Lease Right-of-use assets obtained in exchange for operating lease liabilities	$5,038	$2,716	$—
Holdback amount in business acquisition	$—	$100	$—
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
Principles of consolidation
The consolidated financial statements include the accounts of Cytek Biosciences, Inc., its wholly-owned subsidiaries, Cytek Biosciences B.V. (Netherlands), Cytek Biosciences GmbH (Germany), Cytek Biosciences Ltd (UK), Cytek Biosciences Pte. Ltd. (Singapore), Cytek Biosciences S.A.S. (France), Cytek Limited (Hong Kong), Cytek Japan Corporation (“Cytek Japan”), Cytek (Shanghai) Biosciences Co., Ltd., Cytek (Wuxi) Biosciences Co., Ltd. (“Cytek Wuxi”), and Cytek Biosciences Canada Ltd. (Canada). All intercompany accounts and transactions have been eliminated in consolidation.
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
Foreign currency translation and transactions
The Company has determined that the functional and reporting currency for its operations across the globe is the functional currency of the Company’s international subsidiaries. Accordingly, all foreign balance sheet accounts have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of operations and comprehensive loss have been translated at the average exchange rate for the year or the reporting period. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of operations and comprehensive (loss) income.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
The Company’s cash, cash equivalents, and restricted cash consist of money held in demand depository accounts and money market funds. The carrying amount of cash, cash equivalents, and restricted cash was $90.9 million and $98.7 million as of December 31, 2025 and 2024, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of December 31, 2025 and 2024.
The Company classifies restricted cash as current on the accompanying consolidated balance sheets based upon the term of the remaining restrictions.
The following is a summary of cash, cash equivalents and restricted cash on the consolidated balance sheets (in thousands):

	December 31, 2025	December 31, 2024
Cash	$28,983	$32,251
U.S. Treasury	16,434	4,743
Money market funds	45,436	61,722
Restricted cash	—	29
Total cash, cash equivalents and restricted cash as presented on the consolidated statements of cash flows	$90,853	$98,745
Short-term restricted cash
As of December 31, 2024, two bank guarantees to Cytek Biosciences B.V. totaled $29.0 thousand (EUR 27.5 thousand). The restricted cash was related to two customers and was based on a 12-month period warranty security that would be released in 2025.
As of December 31, 2025, all short-term restricted cash had been released, and there was no short-term restricted cash with Cytek Biosciences B.V.
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
Equity Investment. The Company’s investment consists of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our consolidated balance sheets and adjustments to their carrying amounts are recorded in other income, net in the consolidated statements of operations. There were no material events or circumstances impacting the carrying amount of our strategic investments during the year ended December 31, 2025.
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
The changes in the allowance for credit losses for the year ended December 31, 2025 were as follows (in thousands):

Allowance for credit losses
Balance at December 31, 2023	372
Utilization of allowance for credit losses	(197)
Provision for credit losses	135
Balance at December 31, 2024	$310
Utilization of allowance for credit losses	—
Provision for credit losses	419
Balance at December 31, 2025	$729
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
During the year ended December 31, 2023, the Company recorded $14.9 million of revenue under bill-and-hold arrangements. As of December 31, 2023, the Company recorded $5.4 million in revenue from products that had not yet shipped. The Company did not record any revenue under bill-and-hold arrangements during the years ended December 31, 2025, and December 31, 2024.
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
Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. As of the termination of the 2022 Sales Agreement in August 2025, the Company had not made any sales of common stock pursuant to the 2022 Sales Agreement. Accordingly,

$0.7 million in transaction expenses recorded as prepaid offering costs have been expensed and recorded in the third quarter of 2025.
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
Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the years ended December 31, 2025, 2024 and 2023 advertising, marketing and media expenses were $4.2 million, $3.8 million and $3.4 million, respectively.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The Company adopted ASU 2023-09 during the fourth quarter of 2025 on a prospective basis. The standard did not have a material impact on the Company’s consolidated financial statements. Refer to Note 16 for more information.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025 issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”) to provide clarification as to the effective date. ASU 2024-03 requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions currently presented on the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03, as amended by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied on a prospective basis. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025. The Company does not expect this standard to have a material impact on its consolidated financial statements and related disclosures.
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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Sales channel mix
Direct sales channel	$146,668	$149,874	$147,169
Distributor channel	54,825	50,579	45,846
Total revenue, net	$201,493	$200,453	$193,015

Customer mix
Academia and government	$84,763	$80,911	$82,145
Biotechnology, pharmaceutical, distributor and contract research organizations	116,730	119,542	110,870
Total revenue, net	$201,493	$200,453	$193,015
Revenue by geographical markets is presented in Note 22, Segment Information and Geographic Data.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2025 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,927	$—	$1,927
Service revenue	26,577	18,339	44,916
Total revenue	$28,504	$18,339	$46,843

Contract balances
The Company had immaterial amounts of contract assets included within prepaid expenses and other current assets on the consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers, and customer deposits (in thousands):

	December 31, 2025	December 31, 2024
Contract liabilities:
Deferred revenue, current	$28,504	$25,492
Deferred revenue, long-term	$18,339	$16,098
Customer deposits, which are included in 'Other current liabilities'	1,068	1,118
Total contract liabilities	$47,912	$42,708
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2022	$27,665
Revenue recognized	(36,298)
Revenue deferred	47,898
Balance at December 31, 2023	$39,265
Revenue recognized	(47,190)
Revenue deferred	50,633
Balance at December 31, 2024	$42,708
Revenue recognized	(57,106)
Revenue deferred	62,310
Balance at December 31, 2025	$47,912
5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$20,442	$22,571
Work in progress	16,531	6,488
Finished goods	11,455	14,834
Total inventories	$48,428	$43,893

Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses:
Prepaid inventory	$228	$115
Prepaid rent	—	47
Prepaid insurance	884	804
Prepaid income tax	2,789	7,380
Other	3,034	3,786
Other current assets:
Tax refund receivable	5,410	—
Tenant improvement receivables	4,208	—
Other	2,977	1,943
Total prepaid expenses and other current assets	$19,530	$14,075
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	December 31, 2025	December 31, 2024
Accrued expenses:
Accrued compensation and related benefits	$15,192	$14,765
Professional service fees	3,306	1,694
Purchases	1,836	1,851
Product warranty	1,457	1,796
Other	1,626	1,337
Total accrued expenses	$23,417	$21,443
For the product warranty analysis refer to Note 20.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	December 31, 2025	December 31, 2024
Other current liabilities:
Customer deposits	$1,068	$1,118
Income tax payable	3,067	1,516
Sales and use tax payable	3,216	2,043
Operating lease liability, current	2,880	3,756
Current portion of loan	6,296	4,658
Other	451	403
Total other current liabilities	$16,978	$13,494
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

Description:	December 31, 2025	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$45,436	$45,436	$—	$—
U.S. Treasury	16,434	16,434	—	—
Short-term investments:
U.S. Treasury	133,097	133,097	—	—
Corporate bonds	23,182	—	23,182	—
Commercial paper	14,397	—	14,397	—
Total	$232,546	$194,967	$37,579	$—

	December 31, 2024	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Cash equivalents:
Money market funds	$61,722	$61,722	$—	$—
U.S. Treasury	4,743	4,743	—	—
Short-term investments:
U.S. Treasury	161,477	161,477	—	—
Corporate bonds	1,977	—	1,977	—
Commercial paper	15,691	—	15,691	—
Total	$245,610	$227,942	$17,668	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
The table above does not include the Company’s investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the consolidated balance sheet as of December 31, 2025.
7.    Investments
The following tables summarize the Company's investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury	$132,975	$122	$—	$133,097
Corporate bonds	23,164	18	—	23,182
Commercial paper	14,397	—	—	14,397
Total available-for-sale investments	$170,536	$140	$—	$170,676

The following table summarizes the contractual maturities of the Company’s available-for-sale securities at December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$170,536	$170,676
Total	$170,536	$170,676
The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Marketable securities:
U.S. Treasury	$161,401	$88	$(12)	$161,477
Corporate bonds	1,976	1	—	1,977
Commercial paper	15,684	11	(4)	15,691
Total available-for-sale investments	$179,061	$100	$(16)	$179,145
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Mature in less than one year	$179,061	$179,145
Total	$179,061	$179,145
8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	December 31, 2025	December 31, 2024
Laboratory equipment	$11,877	$11,639
Leasehold improvements	3,518	3,224
Building and land	7,922	7,763
Construction in progress	1,417	357
Office and computer equipment	2,950	1,495
Furniture and fixtures	2,459	2,198
Total property and equipment	30,143	26,676
Less: accumulated depreciation	(12,134)	(8,714)
Property and equipment, net	$18,009	$17,962
Total depreciation expense for the years ended December 31, 2025, 2024, and 2023 were $3.9 million, $3.5 million and $2.8 million, respectively.
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
The following table shows the components of intangible assets, net (in thousands):

	December 31, 2025	December 31, 2024
Patents and trademarks	$1,077	$890
Trade name	3,798	3,792
IP license	10,636	10,636
Customer relationships	11,390	11,351
Reagent license	1,800	1,800
Land Use Right	186	—
Total intangible assets	28,887	28,469
Less: accumulated amortization	(12,066)	(8,341)
Intangible assets, net	$16,821	$20,128

Total amortization expense for the years ended December 31, 2025, 2024, and 2023 were approximately $3.7 million, $3.7 million, $3.2 million, respectively.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.0 million of interest expense for the year ended December 31, 2025, and $5.5 million reduction, and $1.6 million in interest expense for the years ended December 31, 2024, and 2023, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the consolidated balance sheets of $9.3 million and $10.7 million as of December 31, 2025 and December 31, 2024, respectively, and will record licensing expense in future periods.
In the fourth quarter of 2025, the Company reduced its long-term forecast of future net sales subject to royalties under the BD settlement to reflect the current macroeconomic conditions and headwinds. As a result, the Company remeasured the fair value of the legal settlement liability presented in the Consolidated Balance Sheets as of December 31, 2025. Based on the updated forecast, the Company recorded a $1.0 million decrease to the legal settlement liability with a corresponding change to interest income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025.
The following table shows the components of the legal settlement liability (in thousands):

	December 31, 2025	December 31, 2024
Current:
Legal settlement liability	$2,495	$1,705
Noncurrent:
Legal settlement liability	6,786	9,036
Total legal settlement liability	$9,281	$10,741
12.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan was denominated in Chinese renminbi and collateralized by Cytek Wuxi’s cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi’s name, but the use of such account was restricted. The

Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of December 31, 2025, the total outstanding loan amount is $1.1 million. The current portion of the loan, $0.6 million, is included in other current liabilities. As of December 31, 2025, the interest rate on the loan was 3.7%, which is based on the five-year Loan Prime Rate (LPR) plus a margin of 0.2%.
On January 16, 2024, the Company signed a maximum credit agreement with Bank of Communications, China for 40 million Chinese renminbi (approximately US $5.7 million). This credit was collateralized by the Wuxi building purchased in November 2023. 20 million Chinese renminbi (approximately US $2.8 million) under the credit agreement served as collateral for the Wuxi Loan. The remaining 20 million Chinese renminbi (approximately US $2.8 million) could be borrowed, as needed, as a short-term loan for normal business operation requirements. The line of credit was available from December 25, 2023 to December 25, 2024.
On February 28, 2024, based on the above mentioned line of credit, Cytek Wuxi entered into a one-year loan agreement with Bank of Communications, China. The loan was denominated in Chinese renminbi and collateralized by the building purchased by Cytek Wuxi in November 2023. The total loan amount was 10 million Chinese renminbi (approximately US $1.4 million) and the interest rate was fixed at 3.45%. The loan effective term was February 28, 2024 to February 28, 2025. The interest expenses was paid on a monthly basis. The loan was used for operating expenses. The loan was paid in full at the end of the loan term on February 28, 2025.
On October 24, 2024, the Company signed a maximum credit agreement with the Bank of China, Wuxi Branch (the “Bank of China Maximum Credit Agreement”), for 37 million Chinese renminbi (approximately US $5.2 million), which was renewed on August 26, 2025. This credit is collateralized by Cytek Wuxi’s cash deposit to the bank. The 37 million Chinese renminbi (approximately US $5.2 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. Under the renewed Bank of China Maximum Credit Agreement, the line of credit is available until August 14, 2026. During the fourth quarter of 2024, the Company withdrew 20 million Chinese renminbi (approximately US $2.8 million) to support its operational needs. During the third quarter of 2025, the Company withdrew 15 million Chinese renminbi (approximately US $2.1 million) to support its operational needs. During the fourth quarter of 2025, the Company repaid the short-term loan of 20 million Chinese renminbi (approximately US $2.8 million) and withdrew 10 million Chinese renminbi (approximately US $1.4 million). The remaining balance as of December 31, 2025, was 12 million Chinese renminbi (approximately US $1.7 million).
On January 6, 2025, Cytek (Shanghai) Biosciences Co., Ltd. signed a maximum credit agreement with the Bank of Ningbo for 10 million Chinese renminbi (approximately US $1.4 million). Collateral for the credit was provided to the bank by Cytek Wuxi. In January and March of 2025, Cytek (Shanghai) Biosciences Co., Ltd. withdrew 2.0 million Chinese renminbi (approximately US $0.3 million) and 3.0 million Chinese renminbi (approximately US $0.45 million), respectively, to support its operational needs. The interest rate was at 3.1% and 2.55%, respectively. The line of credit bearing interest at 3.1% matured on January 9, 2026, while the other line of credit is due on March 3, 2026. As of December 31, 2025, the outstanding balance was 5 million Chinese renminbi (approximately US $0.75 million).
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
13.    Common stock
As of December 31, 2025, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Company’s Board of Directors (the “Board”) and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
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

Pursuant to the terms of the 2022 Sales Agreement, the aggregate compensation payable to Piper is up to 3% of the gross proceeds from the sale of common stock sold by Piper pursuant to the 2022 Sales Agreement. Each party agreed in the 2022 Sale Agreement to provide indemnification and contribution against certain liabilities, including liabilities under the Securities Act, subject to the terms of the 2022 Sales Agreement. The securities in this transaction were to be offered pursuant to an automatic shelf registration statement on Form S-3ASR (File No. 333-267118) that was filed with the SEC on August 26, 2022 and expired in August 2025. Accordingly, $0.7 million in transaction expenses recorded as prepaid offering costs have been expensed and recorded as of September 30, 2025. As of December 31, 2025, the Company has not made any sales of common stock pursuant to the 2022 Sales Agreement.
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
On December 11, 2024, the Board approved a new program for the repurchase by the Company of up to an aggregate of $50 million of its outstanding common stock commencing January 1, 2025. During the twelve months ended December 31, 2025, the Company repurchased 3,292,588 shares of its outstanding common stock for a total cost of approximately $15.1 million at an average price per share of $4.56. As of December 31, 2025, the Company had a remaining authorized amount of $35.0 million in the repurchase program. The repurchase program was used to return capital to shareholders and to minimize the dilutive impact of stock options and other stock-based awards. The repurchased shares of common stock were retired. The repurchase program expired on December 31, 2025.
Under these repurchase programs, the Company has purchased an aggregate of 13,877,992 shares of its outstanding common stock for a total cost of approximately $80.8 million at an average price per share of $5.80.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022, and provides tax incentives to promote clean energy. Beginning in 2023, net stock repurchases are subject to the excise tax. As of December 31, 2025, we have accrued $0.1 million excise taxes related with our shares buy back.
14.    Stock-based compensation plan
Stock Plans
As of December 31, 2025, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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

2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Board elects to authorize a lesser number of shares prior to the applicable January 1. As of December 31, 2025, the total number of shares of common stock available for issuance under the 2021 Plan was 23,533,103 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. During the year ended December 31, 2025, 477,462 shares were issued pursuant to purchases under the ESPP. As of December 31, 2025, the total number of shares of common stock available for issuance under the ESPP was 5,965,420 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2023	7,219,702	$8.74	6.90	$23,574
Options granted	1,916,670	6.86
Options exercised	(821,266)	1.23
Options forfeited	(320,447)	9.63
Options expired	(230,202)	13.59
Balance as of December 31, 2024	7,764,457	$8.89	6.85	$10,810
Options granted	2,558,701	4.25
Options exercised	(553,858)	0.58
Options forfeited	(236,688)	6.98
Options expired	(392,448)	14.20
Balance as of December 31, 2025	9,140,164	$7.91	6.82	$6,918
Options exercisable as of December 31, 2025	5,982,905	$9.17	5.80	$5,284

The weighted-average grant date fair value of options granted during the years ended December 31, 2025, 2024, and 2023 were $2.67, $4.61, and $6.64 per share, respectively.
There was $10.6 million of unrecognized stock-based compensation expense related to unvested stock options as of December 31, 2025. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.50 years as of December 31, 2025.
The Company currently uses authorized and unissued shares to satisfy option exercises.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of December 31, 2025.
RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2023	2,608,257	$10.88	1.51	$23,787
Granted	3,530,685	6.92
Vested	(1,372,225)	9.57
Forfeited	(545,839)	9.12
Unvested balance at December 31, 2024	4,220,878	$8.22	1.46	$27,393
Granted	2,568,624	4.07
Vested	(1,762,850)	8.20
Forfeited	(459,549)	7.44
Unvested balance at December 31, 2025	4,567,103	$5.97	1.31	$23,064
There was $28.4 million of unrecognized stock-based compensation expense related to unvested RSU awards as of December 31, 2025. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.53 years as of December 31, 2025.
Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$3,994	$4,428	$3,212
Research and development	5,146	6,427	6,676
Sales and marketing	4,480	4,766	4,290
General and administrative	10,965	11,227	7,870
Total stock-based compensation	$24,585	$26,848	$22,048
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	5.99	6.00	5.96
Expected volatility	66%	73%	71%
Risk-free interest rate	4%	4%	4%
Dividend yield	—	—	—

The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	0.5	0.5	0.5
Expected volatility	72%	63%	67%
Risk-free interest rate	4%	5%	5%
Dividend yield	—	—	—
15.    Employee benefit plan
401(k) retirement savings plan
The Company currently maintains a 401(k) retirement savings plan that covers substantially all of its employees (the “401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which are matched by the Company. The Company’s contributions to the 401(k) Plan were approximately $2,048,000, $1,823,000, and $1,678,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
16.    Income taxes
For the years ended December 31, 2025, 2024, and 2023, income from continuing operations before taxes consisted of amounts related to U.S. operations and income associated with the Company’s foreign operations. The geographical breakdown of the Company’s loss before income taxes is as follows (in thousands):

	2025	2024	2023
Domestic	$(44,492)	$(12,778)	$(16,899)
International	14,650	7,078	1,190
Loss before income taxes	$(29,841)	$(5,700)	$(15,709)
Income tax expense attributable to income from continuing operations consists of (in thousands):

	2025	2024	2023
Current provisions for income taxes:
Federal	$(553)	$2,237	$4,142
State	129	139	798
Foreign	3,565	830	1,528
Total current	$3,141	$3,206	$6,468

Deferred tax expense (benefit):
Federal	$28,140	$(2,551)	$(8,777)
State	5,417	(651)	(1,170)
Foreign	—	316	(82)
Total deferred tax expense (benefit)	$33,557	$(2,886)	$(10,029)

Total provision for (benefit from) income taxes	$36,698	$320	$(3,561)

Tax rate reconciliation
The following table presents a reconciliation of the federal statutory rate to the Company’s effective tax rate:

	2025
	Amounts	Rate
U.S. federal statutory tax rate	$(6,267)	21.0%
State and local income taxes, net of federal income tax effect*	6,411	(21.5)
Foreign tax effects
China
Foreign income taxed at different rate	(712)	2.4
Netherlands
Foreign income taxed at different rate	58	(0.2)
Change in tax reserve	650	(2.2)
Other countries	180	(0.6)
Effect of cross-border tax laws
Global intangible low-taxed income	4,391	(14.7)
Subpart F	362	(1.2)
Tax Credits	(448)	1.5
Changes in valuation allowances	29,288	(98.1)
Nontaxable or nondeductible items
Stock-based compensation	3,156	(10.6)
Other permanent differences	269	(0.9)
Changes in unrecognized tax benefits	(562)	1.9
Other reconciling items	(78)	0.3
Total tax expense	$36,698	(123)%
*The majority of state income taxes estimated for 2025 are attributable to Texas.
The following table presents the required disclosures subsequent to our adoption of ASU 2023-09 for cash paid for income taxes, net of refunds received, by jurisdiction:

In thousands	2025
US federal	$—
State	$24
Foreign
China	$1,346
Netherlands	$789
Income taxes paid (net of refunds received)	$2,159

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and presents the differences between our provision for (benefit from) income taxes as presented in the accompanying consolidated statements of operations and the income tax expense computed at the federal statutory rate as a percentage of loss before provision for (benefit from) income taxes (in percentages):

	2024	2023
U.S. federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	9.0	3.4
Foreign income taxed at different rates	10.0	(0.9)
Foreign-derived intangible income deduction	(5.2)	9.1
Research and development credits	14.4	12.9
Tax impact of foreign earnings and losses	(2.0)	(1.4)
Subpart F	1.8	(5.3)
Stock-based compensation	(44.4)	(12.2)
Other permanent adjustments	(2.2)	(0.8)
Prior year true up due to tax rate change	—	1.6
Change in valuation allowance, net	(9.3)	(6.5)
Section 162(m) compensation	(2.7)	(0.7)
Foreign tax credit	4.2	2.1
Other	—	0.4
Effective tax rate	(5.4)%	22.7%

Significant components of deferred taxes
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below (in thousands):

	2025	2024
Deferred tax assets
Net operating loss carryforwards	$6,384	$1,610
Foreign tax credit carryforward	1,474	1,190
Research and development credit carryforward	3,113	2,201
Stock based compensation	4,908	4,473
Legal settlement	1,837	2,461
Deferred revenue	6,702	6,460
Research and development capitalization	9,284	13,287
Inventory reserve	1,386	1,736
Accrued bonus	1,564	1,477
Lease liability	3,547	2,362
Other accruals	1,621	1,497
Gross deferred tax assets	41,820	38,754
Valuation allowance	(38,565)	(2,800)
Net deferred tax assets	$3,255	$35,954

Deferred tax liabilities
ROU assets	$(3,265)	$(2,107)
Depreciation and amortization	(172)	(473)
Net deferred tax liabilities	$(3,437)	$(2,580)

Net deferred tax assets (liabilities)	$(182)	$33,374
The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.
As of December 31, 2025, the Company maintained a valuation allowance against all deferred tax assets as Management believes these are not more likely than not to be realized. The Company will continue to reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
As of December 31, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $19.2 million and $11.1 million, respectively. Federal net operating losses do not expire, while state net operating losses begin expiring in 2040.
As of December 31, 2025 and 2024, the Company had state tax credit carryforwards of $4.8 million and $4.0 million, respectively, to offset future tax liability. The credit carryforwards are not subject to expiration. As of December 31, 2025 and 2024, the Company had foreign tax credit for Cytek (Shanghai) Biosciences Co., Ltd of $1.5 million and $1.2 million, respectively, which begins to expire in 2027 if not utilized.
Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by net operating loss carryforwards and tax credit carryforwards after a greater than 50% change in control in ownership. California has similar rules. The Company had performed a Section 382 analysis and determined that its capitalization resulted in such a change in prior year. Utilization of the net operating loss carryforwards and tax credit carryforwards had been subject to the annual limitations under IRC Section 382 and similar state provisions. The annual limitation may result in the expiration of the state net operating loss carryforwards before utilization.

Uncertain Tax Positions
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2025	2024	2023
Unrecognized tax benefits as of the beginning of the year	$3,599	$3,635	$2,235
Increase (decrease) related to prior year tax provisions	53	(897)	217
Increase related to current year tax provisions	513	861	1,183
Decrease for settlement or statute	$(637)	$—	$—
Unrecognized tax benefits as of the end of the year	$3,528	$3,599	$3,635
The Company accounts for uncertain tax positions under ASC 740. As of December 31, 2025, 2024 and 2023, there was approximately $3.5 million, $3.6 million and $3.6 million of unrecognized tax benefits, respectively. Of the unrecognized tax benefits, $3.1 million, $3.3 million and $3.4 million represents the amount that if recognized, would favorably affect the effective income tax rate in 2025, 2024 and 2023, respectively.
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
As of December 31, 2025, the Company’s management asserted that it was their intent to indefinitely reinvest unremitted foreign earnings for all its foreign entities.
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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost	$4,398	$3,385
Short-term lease cost	41	625
Total lease cost	$4,439	$4,010
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$4,107	$3,273

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$5,038	$2,716

Supplemental balance sheet information related to leases is as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$11,315	$10,168
Included in other current liabilities:
Operating lease liabilities, current	$2,880	$3,756
Operating lease liabilities, noncurrent	14,042	7,552
Total operating lease liabilities	$16,922	$11,308

Weighted-average remaining lease term - operating leases:	5.36	3.49

Weighted-average discount rate - operating leases:	4.5%	3.4%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of December 31, 2025 is as follows (in thousands):

2026	$3,479
2027	3,969
2028	3,502
2029	1,837
2030	1,397
Thereafter	7,135
Total lease payments	$21,319
Less imputed interest	(4,397)
Total present value of lease liabilities	$16,922

18.    Commitments and contingencies
Purchase Obligations
The Company has entered into non-cancelable arrangements with third parties, primarily related to cloud computing and other information technology services. As of December 31, 2025, future payments under these contractual obligations were as follows (in thousands):

2026	$1,850
2027	$1,408
2028	$48
Thereafter	$—
Total Purchase Obligations	$3,306
Legal proceedings
From time to time, the Company is involved in legal proceedings and claims. On August 14, 2024, Beckman Coulter, Inc. (“Beckman Coulter”) sued the Company in federal court in the District of Delaware, alleging that the Company’s Cytek Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products infringe U.S. Patent Nos. 10,330,582 and 11,703,443, each titled “Flow Cytometer.” On October 7, 2024, the Company filed an answer denying any liability and including a counterclaim against Beckman Coulter for false marking. On October 28, 2024, Beckman Coulter filed an answer to the counterclaim, denying liability. On January 9, 2025, Beckman Coulter filed a first amended complaint, further alleging that the Company’s Cytek Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products also infringe U.S. Patent Nos. 12,174,106 and 12,174,107, each of which is also titled “Flow Cytometer” and related to the earlier asserted patents. On February 6, 2025, the Company filed an answer to the first amended complaint, denying any liability and including a counterclaim against Beckman Coulter for false patent marking. On February 27, 2025, Beckman Coulter filed an answer to the counterclaim, denying liability. Claim construction hearings were held on August 21, 2025 and September 17, 2025. At the second claim construction hearing, the court ordered Beckman Coulter to narrow the number of asserted claims, and Beckman Coulter has dropped all asserted claims from U.S. Patent No. 12,174,106. Briefing on dispositive motions is currently scheduled in March and April of 2026, and a trial is scheduled for August 17, 2026. The Company intends to vigorously defend itself and pursue available remedies.
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
The Company recognized net assets of $1.1 million, consisting primarily of $1.0 million cash. The Company recorded noncontrolling interest of $315,000 on the unaudited interim consolidated financial statements as of March 31, 2021.In January 2023, the Company purchased an additional $235,000 of common stock of Cytek Japan. Cytek Japan became a wholly-owned subsidiary of the Company.
20.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the consolidated balance sheets (in thousands):

	December 31, 2025	December 31, 2024
Balance, beginning of the period	$1,796	$2,805
Accrual for current year warranties	1,098	949
Warranty cost incurred	(1,437)	(1,958)
Balance, end of period	$1,457	$1,796
21.    Net loss attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net loss attributable to common stockholders per share for the years ended December 31, 2025, 2024, and 2023 (in thousands except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net loss	$(66,539)	$(6,020)	$(12,148)
Less: net loss allocated to noncontrolling interests	—	—	—

Net loss attributable to common stockholders, basic and diluted	$(66,539)	$(6,020)	$(12,148)

Denominator
Weighted-average common shares outstanding, attributable to common stockholders, basic	127,745,939	130,611,330	135,283,044
Effect of employee stock plans	—	—	—
Weighted-average common shares outstanding, attributable to common stockholders, diluted	127,745,939	130,611,330	135,283,044

Net loss attributable to common stockholders per share, basic	$(0.52)	$(0.05)	$(0.09)
Net loss attributable to common stockholders per share, diluted	$(0.52)	$(0.05)	$(0.09)
Stock-based compensation awards of approximately $11.1 million, $7.2 million, and $9.0 million shares for the years ended December 31, 2025, 2024, and 2023, respectively, were outstanding but were not included in the computation of diluted net income (loss) per share attributable to Cytek Biosciences, Inc. common stockholders, because the effect of including such shares would have been anti-dilutive in the periods presented.
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
The following table reflect the Company’s significant segment expenses:

(In thousands)	2025	2024	2023
Revenue, net:
Product	$144,233	$153,263	$156,717
Service	57,260	47,190	36,298
Total revenue, net	201,493	200,453	193,015
Cost of sales (excluding stock-based compensation)	91,101	82,922	78,655
Amortization - license & IP expense	1,936	1,997	1,721
Sales (excluding stock-based compensation)	34,167	29,320	25,510
Marketing (excluding stock-based compensation)	10,793	15,028	19,349
Research and development (excluding stock-based compensation)	31,325	32,975	37,475
General and administrative (excluding stock-based compensation)	47,969	31,885	36,102
Stock-based compensation expense	24,585	26,848	22,048
Other segment items	26,155	(14,504)	(15,696)
Net loss	$(66,538)	$(6,020)	$(12,148)
Other segment items include other income (expenses) and interest income (expenses).
Revenue by geographic location
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$95,250	$92,610	$102,085
EMEA	55,883	62,341	53,178
APAC	41,080	35,770	31,598
Other	9,280	9,732	6,154
Total revenue, net	$201,493	$200,453	$193,015
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For revenue, a major country is defined as a group of customers in a country with combined revenue of greater than 10% of consolidated revenue or as otherwise deemed significant. Revenue in the United States was approximately $95.2 million for the twelve months ended December 31, 2025. Revenue in China was approximately $20.5 million for the twelve months ended December 31, 2025. No other country represented greater than 10% of the Company’s consolidated net sales or was otherwise deemed significant. For the years ended December 31, 2025, 2024, and 2023, the Company had no major customers that represented more than 10% of the Company’s net revenue. No customer represented more than 10% of net accounts receivable as of December 31, 2025 and 2024.

Long-lived assets by geographic location
As of December 31, 2025 and December 31, 2024, the Company’s long-lived assets by geographic area were as follows (in thousands):

	December 31, 2025	December 31, 2024

United States	$7,978	$8,228
EMEA	425	435
APAC	9,606	9,299
Total	$18,009	$17,962
As of December 31, 2025 and December 31, 2024, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.
23.    Subsequent Events
Credit Agreement
In January 2026, the Company withdrew 10 million Chinese renminbi (approximately US $1.4 million) under its maximum credit agreement with the Bank of China, Wuxi Branch to support its operational needs.
In January 2026, the Company repaid 2 million Chinese renminbi (approximately US $0.3 million) to the Bank of Ningbo, renewed its maximum credit agreement with the Bank of Ningbo for 10 million Chinese renminbi (approximately US $1.4 million), and withdrew 7 million Chinese renminbi (approximately US $1.0 million) to support its operational needs.
On February 9, 2026, Cytek Wuxi entered into a one-year loan agreement with China Construction Bank Corporation, Wuxi Branch for 15 million Chinese renminbi (approximately US $2.2 million) at a fixed interest rate of 2.5%, with interest payable monthly. The loan matures on February 9, 2027 and is used to pay operating expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and has issued an attestation report on our internal controls over financial reporting, which is included herein.
Remediation of Previously Disclosed Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, management identified material weaknesses as of that date. The material weaknesses identified as of December 31, 2024 related to deficiencies in the control environment and control activities components of the COSO Framework that constitute material weaknesses, either individually or in the aggregate. In response to the material weaknesses, we implemented the following changes to our internal control over financial reporting:
•Augmented our workforce with qualified personnel in both our accounting and information technology functions. We have appointed personnel that are qualified to assume responsibility for the design and operation of internal control over financial reporting and monitor the progress for remediation.
•Revised and improved the design of our controls, implemented reviews and monitored the effectiveness of our internal control environment with external consultants with subject matter expertise, including general information technology controls (GITCs).
•Revised and implemented new controls, including updating documentation.
•Expanded education and training, enforced accountability, and strengthened supervisory reviews by our management.
•Executed and monitored internal controls within our revenue and inventory processes.
•Strengthened GITCs related to financial accounting and reporting systems and implemented monitoring controls as appropriate.

We completed the testing of the design and operating effectiveness of the enhanced procedures and controls and, based on the results of this testing, as of December 31, 2025, we concluded that the controls are adequately designed and have operated effectively for a sufficient period of time to remediate the previously reported material weaknesses.
Changes in Internal Control over Financial Reporting

Other than the improvements to our internal control over financial reporting to remediate the material weaknesses discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Cytek Biosciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cytek Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2026

Item 9B. Other Information

Trading Arrangements
During the quarter ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10-b5-1 trading arrangement” or “non-Rule 10b-5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Election of Directors,” and “Executive Officers.”
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance - Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the Investor Relations section of our website at https://investors.cytekbio.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the caption “Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the captions “Transactions with Related Persons” and “Independence of the Board of Directors.”
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

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
(3)List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1+	Asset Purchase Agreement, dated February 13, 2023, by and between Cytek, Inc. and Luminex Corporation	10-K	001-40632	10.16	03/01/2023
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of common stock certificate of Cytek Biosciences, Inc.	S-1/A	333-257663	4.1	07/19/2021
4.3	Description of Securities.	10-K	001-40632	4.3	03/01/2023
10.1	Cytek Biosciences, Inc. 2015 Equity Incentive Plan, as amended.	S-1	333-257663	10.2	07/02/2021
10.2	Forms of Option Agreement, Notice of Stock Option Grant and Exercise Notice under Cytek Biosciences, Inc. 2015 Equity Incentive Plan.	S-1	333-257663	10.3	07/02/2021
10.3	Cytek Biosciences, Inc. 2021 Equity Incentive Plan.	S-1/A	333-257663	10.4	07/19/2021
10.4	Forms of Option Agreement and Notice of Stock Option Grant under 2021 Equity Incentive Plan.	S-1/A	333-257663	10.5	07/19/2021
10.5	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan	10-Q	001-40632	10.2	11/12/2021
10.6	Forms of Option Agreement and Notice of Stock Option Grant under 2021 Equity Incentive Plan, effective August 23, 2022.	10-Q	001-40632	10.1	11/09/2022

10.7	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan, effective August 23, 2022.	10-Q	001-40632	10.2	11/09/2022
10.8	Cytek Biosciences, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-257663	10.6	07/19/2021
10.9	Form of Indemnification Agreement, by and between Cytek Biosciences, Inc. and each of its directors and executive officers.	S-1/A	333-257663	10.7	07/19/2021
10.10	Offer letter, by and between Cytek Biosciences, Inc. and Valerie Barnett, dated January 12, 2021.	10-Q	001-40632	10.1	05/09/2023
10.11	Offer letter, by and between Cytek Biosciences, Inc. and Allen Poirson, Ph.D., dated March 23, 2021.	10-Q	001-40632	10.2	05/08/2024
10.12	Offer letter, by and between Cytek Biosciences, Inc. and William McCombe, dated March 18, 2024.	8-K	001-40632	10.1	03/19/2024
10.13	Offer letter, by and between Cytek Biosciences, Inc. and Philippe Busque, Ph.D., dated November 29, 2022.	10-Q	001-40632	10.1	05/08/2025
10.14	Cytek Biosciences, Inc. Second Amended and Restated Severance Benefit Plan.	10-Q	001-40632	10.1	05/08/2024
10.15+	Supply Agreement between the Registrant and Cytek (Wuxi) Biosciences Co., Ltd, a China subsidiary of Cytek Biosciences, Inc., and Coherent NA, Inc. dated August 25, 2021.	10-Q	001-40632	10.1	11/12/2021
10.16+	Contract Amendment No. 1 to Supply Agreement among the Registrant, Cytek (Wuxi) Biosciences Co., Ltd., a China subsidiary of Cytek Biosciences, Inc., Cytek Biosciences Pte. Ltd., a Singapore subsidiary of Cytek Biosciences, Inc., and Coherent NA, Inc. and certain of its affiliates, dated August 12, 2025.	10-Q	001-40632	10.10	11/05/2025
10.17+	Supply and License Agreement, by and between Biotium, Inc. and Cytek Biosciences, Inc., dated as of September 1, 2020.	S-1	333-257663	10.11	07/02/2021
10.18+	Settlement, License, and Equity Issuance Agreement, by and between Becton, Dickinson and Company and Cytek Biosciences, Inc., dated October 5, 2020.	S-1	333-257663	10.12	07/02/2021
10.19	Lease, by and between SNH Medical Office Properties Trust and Cytek Biosciences, Inc., dated November 20, 2020.	S-1	333-257663	10.14	07/02/2021
10.20	First Amendment to Lease, by and between DHC ZB Properties LLC and Cytek Biosciences, Inc., dated October 28, 2024.	10-K	001-40632	10.18	02/28/2025
10.21	Equity Distribution Agreement, by and between the Company and Piper Sandler & Co. dated August 26, 2022.	S-3	333-267118	1.2	08/26/2022
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
97.0	Cytek Biosciences, Inc. Incentive Compensation Recoupment Policy	10-K	001-40632	97	03/13/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X
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

Cytek Biosciences, Inc.

Date: February 26, 2026	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2026	By:	/s/ William McCombe
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

Name	Title	Date

/s/ Wenbin Jiang	President, Chief Executive Officer and Director	February 26, 2026
Wenbin Jiang, Ph.D.	(Principal Executive Officer)

/s/ William McCombe	Chief Financial Officer	February 26, 2026
William McCombe	(Principal Financial and Accounting Officer)

/s/ Ming Yan	Chief Technology Officer and Director	February 26, 2026
Ming Yan, Ph.D.

/s/ Jack Ball	Director	February 26, 2026
Jack Ball

/s/ Richard Chin	Director	February 26, 2026
Richard Chin, M.D.

/s/ Michael Holder	Director	February 26, 2026
Michael Holder

/s/ Vera Imper	Director	February 26, 2026
Vera Imper, Ph.D.

/s/ Deborah Neff	Director	February 26, 2026
Deborah Neff