Form 10-Q
period 2026-03-31
Cytek Biosciences, Inc.
filed 2026-05-07
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of April 30, 2026 was 129,142,587.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Cytek Biosciences, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$65,665	$90,853
Marketable securities	196,560	170,676
Trade accounts receivable, net	51,903	62,509
Inventories	49,791	48,428
Prepaid expenses and other current assets	15,383	19,530
Total current assets	379,302	391,996
Property and equipment, net	20,469	18,009
Operating lease right-of-use assets	10,643	11,315
Goodwill	16,689	16,697
Intangible assets, net	15,704	16,821
Other noncurrent assets	6,306	6,704
Total assets	$449,113	$461,542
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,741	$6,410
Legal settlement liability, current	2,208	2,495
Accrued expenses	19,781	23,417
Other current liabilities	22,173	16,978
Deferred revenue, current	30,032	28,504
Total current liabilities	80,935	77,804
Legal settlement liability, noncurrent	6,637	6,786
Deferred revenue, noncurrent	17,672	18,339
Operating lease liability, noncurrent	13,441	14,042
Long-term debt	386	525
Other noncurrent liabilities	2,398	2,307
Total liabilities	121,469	119,803
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of March 31, 2026 and December 31, 2025, respectively; 129,142,587 and 128,550,136 issued and outstanding shares as of March 31, 2026 and December 31, 2025, respectively	129	129
Additional paid-in capital	445,750	441,107
Accumulated deficit	(120,604)	(101,738)
Accumulated other comprehensive gain	2,369	2,241
Total stockholders’ equity	327,644	341,739
Total liabilities and stockholders’ equity	$449,113	$461,542
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2026	2025
Revenue, net:
Product	$28,779	$28,110
Service	15,356	13,347
Total revenue, net	44,135	41,457
Cost of sales:
Product	15,921	15,529
Service	6,960	5,771
Total cost of sales	22,881	21,300
Gross profit	21,254	20,157
Operating expenses:
Research and development	9,604	9,725
Sales and marketing	11,646	12,509
General and administrative	18,467	12,898
Total operating expenses	39,717	35,132
Loss from operations	(18,463)	(14,975)
Other income (expense):
Interest expense	(262)	(291)
Interest income	787	508
Other income, net	565	3,492
Total other income, net	1,090	3,709
Loss before income taxes	(17,373)	(11,266)
Provision for income taxes	1,493	136
Net loss	$(18,866)	$(11,402)
Net loss, basic and diluted	$(18,866)	$(11,402)
Net loss per share, basic	$(0.15)	$(0.09)
Net loss per share, diluted	$(0.15)	$(0.09)
Weighted-average shares used in calculating net loss per share, basic	128,704,934	128,339,481
Weighted-average shares used in calculating net loss per share, diluted	128,704,934	128,339,481
Comprehensive loss:
Net loss	$(18,866)	$(11,402)
Foreign currency translation adjustment, net of tax	328	(560)
Unrealized loss on marketable securities	(201)	(65)
Net comprehensive loss	$(18,739)	$(12,027)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2025	128,550,136	$129	$441,107	$(101,738)	$2,241	$341,739
Shares issued in connection with employee stock plans	647,968	1	20	—	—	21
Shares of Common Stock withheld related to net share settlement	(55,517)	(1)	(238)	—	—	(239)
Stock-based compensation	—	—	4,861	—	—	4,861
Unrealized loss on marketable securities	—	—	—	—	(201)	(201)
Foreign currency translation adjustment, net of tax	—	—	—	—	328	328
Net loss	—	—	—	(18,866)	—	(18,866)
Balances at March 31, 2026	129,142,587	$129	$445,750	$(120,604)	$2,369	$327,644

	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at December 31, 2024	129,205,901	$129	$430,791	$(35,199)	$16	$395,737
Shares issued in connection with employee stock plans	500,830	1	38	—	—	39
Shares of Common Stock withheld related to net share settlement	(29,006)	—	(129)	—	—	(129)
Repurchase of shares	(2,078,583)	(2)	(10,625)	—	—	(10,627)
Stock-based compensation	—	—	6,630	—	—	6,630
Unrealized loss on marketable securities	—	—	—	—	(65)	(65)
Foreign currency translation adjustment, net of tax	—	—	—	—	(560)	(560)
Net loss	—	—	—	(11,402)	—	(11,402)
Balances at March 31, 2025	127,599,142	$128	$426,705	$(46,601)	$(609)	$379,623
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(18,866)	$(11,402)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,865	1,875
Amortization of operating lease-right-of use assets	948	1,009
Stock-based compensation	4,861	6,630
Loss on disposal of property and equipment	55	101
Provision for credit losses	459	—
Provision for excess and obsolete inventory	193	314
Deferred income taxes	(183)	(336)
Gain on investments, accretion, and amortization, net	(1,255)	(1,493)
Interest expenses for accretion of the legal settlement liabilities	(47)	148
Other non-cash expense (income), net	236	—
Change in operating assets and liabilities:
Trade accounts receivable	9,645	6,449
Inventories	(1,627)	(1,503)
Prepaid expenses and other assets	3,853	(149)
Trade accounts payable	390	410
Accrued expenses and other liabilities	(3,890)	(2,121)
Legal settlement liabilities	(389)	(365)
Operating lease liabilities	(159)	(1,035)
Deferred revenue	1,175	1,343
Net cash (used in) operating activities	(2,736)	(125)
Cash flows from investing activities:
Purchases of marketable securities	(95,598)	(60,161)
Proceeds from maturities of marketable securities	70,714	70,431
Proceeds from sale of property and equipment	6	33
Purchase of property and equipment	(2,168)	(849)
Purchase of intangible assets	(33)	(2)
Net cash (used in) provided by investing activities	(27,079)	9,452
Cash flows from financing activities:
Repayment of loan	(869)	(1,518)
Payments for taxes related to net share settlement of equity awards	(239)	(129)
Proceeds from issuance of common stock under employee stock plans	21	39
Proceeds from line of credit	5,068	690
Payments for repurchase of shares	—	(10,627)
Net cash provided by (used in) financing activities	3,981	(11,545)
Effect of exchange rate changes on cash and cash equivalents	646	(1,228)
Cash and cash equivalents:
Net (decrease) in cash and cash equivalents	(25,188)	(3,446)
Cash and cash equivalents at beginning of period	90,853	98,745
Cash and cash equivalents at end of period	$65,665	$95,299
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$(3,748)	$—
Interest received on tax refunds	(180)	—
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable or accrued purchase at period end	$1,308	$234
Intangible asset in accounts payable or accrued expenses at period end	$3	$47
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$599

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
The Company has successfully developed and manufactured its full spectrum flow cytometry platform (“instrument(s)” or “product(s)”). The Company’s FSP cell analyzers, the Cytek® Aurora™, Northern Lights™, and Cytek Aurora Evo systems, deliver high-resolution, high-content and high-sensitivity cell analysis. The Company also launched its Cytek Aurora cell sorter (“Aurora CS system”), which leverages FSP technology to further broaden potential applications across cell analysis. The Company’s FSP platform includes instruments, accessories, reagents, software, and services to provide a comprehensive and integrated suite of solutions for its customers.
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
The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents was $65.7 million and $90.9 million as of March 31, 2026 and December 31, 2025, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of March 31, 2026.
The following is a summary of cash and cash equivalents on the unaudited interim consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Cash	$31,806	$28,983
U.S. Treasury	949	16,434
Money market funds	32,910	45,436
Total cash and cash equivalents as presented on the unaudited interim consolidated statements of cash flows	$65,665	$90,853
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based on the expected timing of the release of the restrictions. There was no restricted cash as of March 31, 2026 and December 31, 2025.
Investments
Available-for-sale investments. The Company’s investments may consist of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, and money market funds. The Company has designated all investments as available-for-sale and, therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. Realized gains and losses on the sale of investments are recorded in interest and other income, net in the unaudited interim consolidated statements of operations and comprehensive loss. Investments with remaining maturities at date of purchase greater than 90 days and remaining maturities as of the reporting period less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.
Equity Investments. The Company’s equity investments consist of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our unaudited interim consolidated balance sheets and adjustments to their carrying amounts are recorded in other income, net in the unaudited interim consolidated statements of operations and comprehensive loss. There were no material events or circumstances impacting the carrying amount of our strategic investments during the three months ended March 31, 2026.
Trade accounts receivable, net
The Company’s accounts receivable consists principally of amounts due related to product sales of instrument systems, reagents and accessories, as well as installation and repair services. These receivables are generally due within 30 to 90 days of the period in which the corresponding sales occur, do not bear interest and are classified as trade accounts receivable, net on the unaudited interim consolidated balance sheets. Trade accounts receivable are reported at their estimated net realizable value.
Allowance for credit losses
The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
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
The changes in the allowance for credit losses for the three months ended March 31, 2026 were as follows (in thousands):

Balance at December 31, 2025	$729
Utilization of allowance for credit losses	—
Provision for credit losses	447
Balance at March 31, 2026	$1,176
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
Upon sale or retirement of the assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the unaudited interim consolidated statements of operations and comprehensive loss. Expenditures for general maintenance and repairs are expensed as incurred.
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
Accounting for impairment of long-lived assets
Long-lived assets with finite lives include property and equipment, as well as acquired finite-lived intangible assets. The Company evaluates long-lived assets, including acquired finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds these estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group.
Goodwill and indefinite-lived intangible assets
Goodwill and indefinite-lived intangible assets are not amortized but rather tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist. Goodwill impairment is recognized when the quantitative assessment indicates the carrying value of the reporting unit exceeds its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. The Company did not recognize any impairment of goodwill and indefinite-lived intangible assets for all periods presented.
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
The carrying amounts reflected in the unaudited interim consolidated balance sheets for cash and cash equivalents, trade accounts receivable, net, trade accounts payable, and accrued expenses approximate their fair values due to their short maturities.
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
Contract liabilities
Contract liabilities consist of fees invoiced or paid by the Company’s customers for which the associated services have not been performed and revenue has not been recognized based on the Company’s revenue recognition criteria described above. Such amounts are reported as deferred revenue for service and customer deposits for instruments on the unaudited interim consolidated balance sheets. Deferred revenue that is expected to be recognized during the following 12 months is recorded as a current liability and the remaining portion is recorded as noncurrent.
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
Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the three months ended March 31, 2026 and 2025, advertising, marketing and media expenses were $0.9 million and $1.2 million, respectively.
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
Expected Volatility—Expected volatility is estimated by analyzing the historical volatility of the Company’s historical market data for the assessment corresponds to the expected term of the awards.
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
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy for interest and penalties related to uncertain tax positions is to recognize interest and penalties, if any, in interest expense and other expense, respectively, in the accompanying unaudited interim consolidated statements of operations and comprehensive loss. Accrued interest and penalties, if any, are included in accrued expenses in the unaudited interim consolidated balance sheet.
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
Business Combinations
The Company uses the acquisition method of accounting under ASC 805, Business Combinations. Each acquired company’s operating results are included in the Company’s unaudited interim consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.

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
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The Company adopted ASU 2023-09 during the fourth quarter of 2025 on a prospective basis. The standard did not have a material impact on the Company’s audited consolidated financial statements. Refer to Note 15 for more information.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted ASU 2025-05 effective January 1, 2026, on a prospective basis. In connection with this adoption, the Company elected to apply the practical expedient permitted by the standard, which assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s unaudited interim consolidated financial statements and related disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual period. The Company is currently in the process of evaluating the impact of this pronouncement on its unaudited interim consolidated financial statements and related disclosures.

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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three months ended March 31,
	2026	2025
Sales channel mix
Direct sales channel	$30,269	$29,970
Distributor channel	13,866	11,487
Total revenue, net	$44,135	$41,457

Customer mix
Academia and government	$16,939	$17,132
Biotechnology, pharmaceutical, distributor and contract research organizations	27,196	24,325
Total revenue, net	$44,135	$41,457
Revenue by geographical markets is presented in Note 20.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2026 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$1,439	$—	$1,439
Service revenue	28,593	17,672	46,265
Total revenue	$30,032	$17,672	$47,704
Contract balances
The Company had immaterial amounts of contract assets included within prepaid expenses and other current assets on the unaudited interim consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers, and customer deposits (in thousands):

	March 31, 2026	December 31, 2025
Contract liabilities:
Deferred revenue, current	$30,032	$28,504
Deferred revenue, long-term	17,672	18,339
Customer deposits, which are included in 'Other current liabilities'	1,147	1,068
Total contract liabilities	$48,851	$47,912
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2024	$42,708
Revenue recognized	(57,106)
Revenue deferred	62,310
Balance at December 31, 2025	$47,912
Revenue recognized	(15,537)
Revenue deferred	16,476
Balance at March 31, 2026	$48,851

5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$23,642	$20,442
Work in progress	16,339	16,531
Finished goods	9,810	11,455
Total inventories	$49,791	$48,428
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses:
Prepaid inventory	$593	$228
Prepaid insurance	559	884
Prepaid income tax	2,772	2,789
Other	3,282	3,034
Other current assets:
Tax refund receivable	1,017	5,410
Tenant improvement receivables	3,558	4,208
Other	3,602	2,977
Total prepaid expenses and other current assets	$15,383	$19,530
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses:
Accrued compensation and related benefits	$8,071	$15,192
Professional service fees	5,110	3,306
Purchases	2,519	1,836
Product warranty	1,425	1,457
Other	2,656	1,626
Total accrued expenses	$19,781	$23,417

For the product warranty analysis refer to Note 18.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	March 31, 2026	December 31, 2025
Other current liabilities:
Customer deposits	$1,147	$1,068
Income tax payable	3,798	3,067
Sales and use tax payable	3,233	3,216
Operating lease liability, current	2,944	2,880
Current portion of loan and line of credit	10,711	6,296
Other	340	451
Total other current liabilities	$22,173	$16,978
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

Description:	March 31, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$32,910	$32,910	$—	$—
U.S Treasury	949	949	—	—
Short-term investments:
U.S. Treasury	163,790	163,790	—	—
Corporate bonds	15,371	—	15,371	—
Commercial paper	17,398	—	17,398	—
Total	$230,418	$197,649	$32,769	$—

Description:	December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$45,436	$45,436	$—	$—
U.S. Treasury	16,434	16,434	—	—
Short-term investments:
U.S. Treasury	133,097	133,097	—	—
Corporate bonds	23,182	—	23,182	—
Commercial paper	14,397	—	14,397	—
Total	$232,546	$194,967	$37,579	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

The table above does not include the Company’s investments in privately held equity securities. Non-marketable equity investments of $1.6 million are included within Other noncurrent assets on the unaudited interim consolidated balance sheet as of March 31, 2026.
7.    Investments
The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of March 31, 2026 (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$163,842	$21	$(73)	$163,790
Corporate bonds	15,377	4	(9)	15,371
Commercial paper	17,398	—	—	17,398
Total available-for-sale investments	$196,617	$25	$(82)	$196,559
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at March 31, 2026 (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
Mature in less than one year	$196,617	$196,559
Total	$196,617	$196,559

The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$132,975	$122	$—	$133,097
Corporate bonds	23,164	18	—	23,182
Commercial paper	14,397	—	—	14,397
Total available-for-sale investments	$170,536	$140	$—	$170,676
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$170,536	$170,676
Total	$170,536	$170,676

8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$11,923	$11,877
Leasehold improvements	3,693	3,518
Building and land	8,013	7,922
Construction in progress	4,215	1,417
Office and computer equipment	3,048	2,950
Furniture and fixtures	2,634	2,459
Total property and equipment	33,526	30,143
Less: accumulated depreciation	(13,057)	(12,134)
Property and equipment, net	$20,469	$18,009
Total depreciation expense for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.9 million, respectively.
9.    Goodwill and intangible assets, net
The following table shows the components of intangible assets, net (in thousands):

	March 31, 2026	December 31, 2025
Patents	$787	$1,077
Trade name	3,737	3,798
IP license	10,636	10,636
Customer relationships	11,381	11,390
Reagent license	1,800	1,800
Land use right	188	186
Total intangible assets	28,529	28,887
Less: accumulated amortization	(12,825)	(12,066)
Intangible assets, net	$15,704	$16,821
Goodwill	$16,689	$16,697
Total amortization expense for the three months ended March 31, 2026 and 2025 was approximately $0.9 million and $0.9 million, respectively. During the three months ended March 31, 2026, there were no additions to goodwill, the minor changes were due to the impact of foreign currency.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning with the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.2 million and $0.3 million of interest expense for the three months ended March 31, 2026 and 2025, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the unaudited interim consolidated balance sheets of $8.8 million and $9.3 million as of March 31, 2026 and December 31, 2025, respectively.
The following table shows the components of the legal settlement liability (in thousands):

	March 31, 2026	December 31, 2025
Current:
Legal settlement liability	$2,208	$2,495
Noncurrent:
Legal settlement liability	6,637	6,786
Total legal settlement liability	$8,845	$9,281
11.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan was denominated in Chinese renminbi and collateralized by Cytek Wuxi’s cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi’s name, but the use of such account was restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of March 31, 2026, the total outstanding loan amount is $1.0 million. The current portion of the loan, $0.6 million, is included in other current liabilities. As of March 31, 2026, the interest rate on the loan was 3.7%, which is based on the five-year Loan Prime Rate (LPR) plus a margin of 0.2%.
On October 24, 2024, the Company signed a maximum credit agreement with the Bank of China, Wuxi Branch (the “Bank of China Maximum Credit Agreement”), for 37 million Chinese renminbi (approximately US $5.2 million), which was renewed on August 26, 2025. This credit is collateralized by Cytek Wuxi’s cash deposit to the bank. The 37 million Chinese renminbi (approximately US $5.2 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. Under the renewed Bank of China Maximum Credit Agreement, the line of credit is available until August 14, 2026. During the fourth quarter of 2024, the Company withdrew 20 million Chinese renminbi (approximately US $2.8 million) to support its operational needs. During the third quarter of 2025, the Company withdrew 15 million Chinese renminbi (approximately US $2.1 million) to support its operational needs. During the fourth quarter of 2025, the Company repaid the short-term loan of 20 million Chinese renminbi (approximately US $2.8 million) and withdrew 10 million Chinese renminbi (approximately US $1.4 million). In January 2026, the Company withdrew 10 million Chinese renminbi (approximately US $1.4 million) to support its operational needs. The remaining available credit as of March 31, 2026, was 2 million Chinese renminbi (approximately US $0.3 million). The total loan amount of 37 million Chinese renminbi (approximately US $5.2 million) is included in other current liabilities.
On January 6, 2025, Cytek (Shanghai) Biosciences Co., Ltd. signed a maximum credit agreement with the Bank of Ningbo for 10 million Chinese renminbi (approximately US $1.4 million). Collateral for the credit was provided to the bank by Cytek Wuxi. In January and March of 2025, Cytek (Shanghai) Biosciences Co., Ltd. withdrew 2.0 million Chinese renminbi (approximately US $0.3 million) and 3.0 million Chinese renminbi (approximately US $0.45 million), respectively, to support its operational needs. The interest rate was at 3.1% and 2.55%, respectively, and the lines of credit are due on January 9 and March 3, 2026, respectively. In January and March 2026, the Company repaid 2.0 million

Chinese renminbi (approximately US $0.3 million) and 3.0 million Chinese renminbi (approximately US $0.45 million) to the Bank of Ningbo, renewed its maximum credit agreement with the Bank of Ningbo for 10 million Chinese renminbi (approximately US $1.4 million), and withdrew 10 million Chinese renminbi (approximately US $1.4 million) to support its operational needs. The total loan amount of 10 million Chinese renminbi (approximately US $1.4 million) is included in other current liabilities.
On June 11, 2025, Cytek Wuxi entered into a one-year loan agreement with Bank of Communications, China. The loan was denominated in Chinese renminbi and collateralized by the building purchased by Cytek Wuxi in November 2023. The total loan amount was 10 million Chinese renminbi (approximately US $1.4 million) and the interest rate was fixed at 2.8%. The loan effective term is June 11, 2025 to June 10, 2026. The interest expenses are paid on a monthly basis. The loan was used for operating expenses. The total loan amount of 10 million Chinese renminbi (approximately US $1.4 million) is included in other current liabilities.
On February 9, 2026, Cytek Wuxi entered into a one-year loan agreement with China Construction Bank Corporation, Wuxi Branch for 15 million Chinese renminbi (approximately US $2.2 million) at a fixed interest rate of 2.5%, with interest payable monthly. The total loan amount of 15 million Chinese renminbi (approximately US $2.2 million) is included in other current liabilities. The loan matures on February 9, 2027 and is used to pay operating expenses.
12.    Common stock
As of March 31, 2026, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Company’s Board of Directors (the “Board”) and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
13.    Stock-based compensation plan
Stock Plans
As of March 31, 2026, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of March 31, 2026, the total number of shares of common stock available for issuance under the 2021 Plan was 24,218,755 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of March 31, 2026, the total number of shares of common stock available for issuance under the ESPP was 7,250,921 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2025	9,140,164	$7.91	6.82	$6,918
Options granted	1,324,617	4.23
Options exercised	(67,199)	0.30
Options forfeited	—	—
Options expired	(4,000)	17.00
Balance as of March 31, 2026	10,393,582	$7.49	7.01	$4,218
Options exercisable as of March 31, 2026	6,220,003	$9.13	5.7	$3,767
The weighted-average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $2.66 and $2.72 per share, respectively.
There was $12.9 million of unrecognized stock-based compensation expense related to unvested stock options as of March 31, 2026. The unrecognized stock-based compensation expense is estimated to be recognized over a period of 2.72 years as of March 31, 2026.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of March 31, 2026.
RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2025	4,567,103	$5.97	1.31	$23,064
Granted	3,314,859	4.23
Vested	(580,769)	7.28
Forfeited	(123,606)	7.08
Unvested balance at March 31, 2026	7,177,587	$5.04	1.64	$31,366
As of March 31, 2026, there was $34.6 million of unrecognized stock-based compensation expense related to unvested RSU awards. The unrecognized stock-based compensation expense is estimated to be recognized over a weighted-average period of approximately 3.08 years.

Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three months ended March 31,
	2026	2025
Cost of sales	$729	$1,086
Research and development	963	1,577
Sales and marketing	779	1,205
General and administrative	2,390	2,762
Total stock-based compensation	$4,861	$6,630
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three months ended March 31,
	2026	2025
Expected term (in years)	6.02	6.0
Expected volatility	66%	66%
Risk-free interest rate	4%	4%
Dividend yield	-	-
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2026	2025
Expected term (in years)	0.5	0.5
Expected volatility	70%	73%
Risk-free interest rate	4%	4%
Dividend yield	-	-
14.    Employee benefit plans
The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. For U.S. employees, the Company currently maintains a 401(k) retirement savings plan (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which is matched by the Company. The Company’s contributions to the employee benefits plans were approximately $0.5 million and $0.4 million for the three months ended March 31, 2026, and 2025, respectively.
15.    Income taxes
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
The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy for interest and penalties related to uncertain tax positions is to recognize interest and penalties, if any, in interest expense and other expense, respectively, in the accompanying unaudited interim consolidated statements of operations and comprehensive loss. Accrued interest and penalties, if any, are included in accrued expenses in the unaudited interim consolidated balance sheet.
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
The Company’s effective income tax rate from continuing operations was (8.6)% and (1.1)% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective income tax rate for the three months ended March 31, 2026, is lower than the U.S. federal statutory tax rate due to valuation allowance, which derecognizes deferred tax assets and related future tax benefits, partially offset by the impact of state income taxes, naked credits related to indefinitely lived goodwill, and the Company’s mix of earnings between various taxing jurisdictions. The effective income tax rate for the three months ended March 31, 2025, was lower than the U.S. federal statutory tax rate primarily due to state income taxes, non-deductible stock-based compensation, the Company’s mix of earnings between various taxing jurisdictions, partially offset by a deduction for foreign-sourced revenue, and federal and state research credits.
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
Components of our results of operations:
Income Taxes:
As of December 31, 2025, the Company maintained a valuation allowance against all deferred tax assets as Management believed these were not more likely than not to be realized. The Company continues to reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The OBBBA includes significant changes to the U.S. Internal Revenue Code of 1986, as amended, including restoration of immediate deductions of domestic research and experimental expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Company continues to evaluate the impact of the OBBBA on its unaudited interim consolidated financial statements, including the effects on its deferred tax assets and liabilities. The provisions of the OBBBA will allow a deduction for unamortized domestic research and development expenses of approximately $58 million in 2025, which will decrease taxable income and eliminate permanent deductions for Global Intangible Low-Taxed Income and Foreign Derived Intangible Income, causing an increase in the effective tax rate. In addition, there will be an impact in future years due to changes in these two deductions that are not expected to have a material impact to the Company.
The Company’s income tax expenses consists primarily of provision for foreign taxes. As the Company plans to expand the scale and scope of its international business activities, any changes in the United States and foreign taxation of such activities may increase the Company’s overall provision for income taxes in the future.
Results of operations:
The following table displays the benefit from income taxes for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,		Change
	2026	2025	Amount	%

Provision for income taxes	$1,493	$136	$1,357	998%

Income tax expense was $1.5 million for the three months ended March 31, 2026, as compared to an income tax expense of $0.1 million for the three months ended March 31, 2025. The net increase in expense of $1.4 million for the three months ended March 31, 2026, was primarily due to the domestic valuation allowance established in the last quarter of 2025, which negates the tax benefit from losses within the U.S. jurisdiction for the current period.
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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$948	$1,008
Short-term lease cost	18	11
Total lease cost	$966	$1,019

Supplemental cash flow information related to leases is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$873	$1,022

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$—	$599
Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, net of amortization	$10,643	$11,315
Included in other current liabilities:
Operating lease liabilities, current	$2,944	$2,880
Operating lease liabilities, noncurrent	13,441	14,042
Total operating lease liabilities	$16,385	$16,922

Weighted-average remaining lease term - operating leases:	5.27	5.36

Weighted-average discount rate - operating leases:	4.5%	4.5%

Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of March 31, 2026 is as follows (in thousands):

Remainder of 2026	$2,691
2027	3,961
2028	3,495
2029	1,830
2030	1,391
Thereafter	7,135
Total lease payments	$20,503
Less imputed interest	(4,118)
Total present value of lease liabilities	$16,385
17.    Commitments and contingencies
Purchase Obligations
The Company has entered into non-cancelable arrangements with third parties, primarily related to cloud computing and other information technology services. As of March 31, 2026, future payments under these contractual obligations were as follows (in thousands):

Remainder of 2026	$1,077
2027	1,508
2028	101
Thereafter	4
Total Purchase Obligations	$2,690
Legal proceedings
From time to time, the Company is involved in legal proceedings and claims. On August 14, 2024, Beckman Coulter, Inc. (“Beckman Coulter”) sued the Company in federal court in the District of Delaware, alleging that the Company’s Cytek Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products infringe U.S. Patent Nos. 10,330,582 and 11,703,443, each titled “Flow Cytometer.” On October 7, 2024, the Company filed an answer denying any liability and including a counterclaim against Beckman Coulter for false marking. On October 28, 2024, Beckman Coulter filed an answer to the counterclaim, denying liability. On January 9, 2025, Beckman Coulter filed a first amended complaint, further alleging that the Company’s Cytek Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products also infringe U.S. Patent Nos. 12,174,106 and 12,174,107, each of which is also titled “Flow Cytometer” and related to the earlier asserted patents. On February 6, 2025, the Company filed an answer to the first amended complaint, denying any liability and including a counterclaim against Beckman Coulter for false patent marking. On February 27, 2025, Beckman Coulter filed an answer to the counterclaim, denying liability. Claim construction hearings were held on August 21, 2025 and September 17, 2025. At the second claim construction hearing, the court ordered Beckman Coulter to narrow the number of asserted claims, and Beckman Coulter has dropped all asserted claims from U.S. Patent No. 12,174,106. In March 2026, the parties stipulated to dismissal without prejudice of the counterclaim for false marking. The parties have filed summary judgment and Daubert motions, with opening briefs filed on March 13, 2026, opposition briefs filed on April 13, 2026; and reply briefs filed on April 29, 2026. A trial is scheduled for August 17, 2026. The Company intends to vigorously defend itself and pursue available remedies.
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

18.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the unaudited interim consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Balance, beginning of the period	$1,457	$1,796
Accrual for current year warranties	370	1,098
Warranty cost incurred	(402)	(1,437)
Balance, end of period	$1,425	$1,457
19.    Net loss attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 (in thousands except share and per share data):

	Three months ended March 31,
	2026	2025
Numerator
Net loss	$(18,866)	$(11,402)

Denominator
Weighted-average common shares outstanding, basic	128,704,934	128,339,481
Weighted-average common shares outstanding, diluted	128,704,934	128,339,481

Net loss per share, basic	$(0.15)	$(0.09)
Net loss per share, diluted	$(0.15)	$(0.09)

Because the Company had a net loss during the three months ended March 31, 2026 and 2025, 1.6 million and 1.7 million shares for the three months ended March 31, 2026 and 2025, respectively, were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Of these dilutive shares, approximately 671,835 and 141,556 shares related to RSUs, 938,462 and 1,475,367 shares related to stock options, and 5,566 and 50,127 shares related to the ESPP for the three months ended March 31, 2026 and 2025, respectively. Therefore, basic net loss per share is the same as diluted net loss per share.
20.    Segment Information and Geographic Data
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
Further, the CODM reviews the significant segment expenses in the table below on net loss when assessing performance and allocating resources, as well as those used for strategic decisions related to headcount and capital expenditures. The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s unaudited interim consolidated balance sheets.
The following table reflects the Company’s significant segment expenses:

	Three months ended March 31,
(In thousands)	2026	2025
Revenue, net:
Product	$28,779	$28,110
Service	15,356	13,347
Total revenue, net	44,135	41,457
Cost of sales (excluding stock-based compensation)	21,671	19,721
Amortization - license & IP expense	481	493
Sales (excluding stock-based compensation)	8,813	8,606
Marketing (excluding stock-based compensation)	2,053	2,699
Research and development (excluding stock-based compensation)	8,641	8,148
General and administrative (excluding stock-based compensation)	16,078	10,135
Stock-based compensation expense	4,861	6,630
Other segment items	403	(3,573)
Net loss	$(18,866)	$(11,402)
Other segment items include other income (expenses) and interest income (expenses).
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended March 31,
	2026	2025
United States	$24,387	$18,535
EMEA	10,765	11,566
APAC	7,751	8,891
Other	1,232	2,465
Total revenue, net	$44,135	$41,457
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For revenue, a major country is defined as a group of customers in a country with combined revenue of greater than 10% of consolidated revenue or as otherwise deemed significant. Revenue in the United States was approximately $24.4 million and $18.5 million for the three months ended March 31, 2026 and 2025, respectively. Revenue in China was approximately $3.6 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively. No other country represented greater than 10% of the Company’s consolidated net sales or was otherwise deemed significant. For the three months ended March 31, 2026 and 2025, the Company had no major customers that represented more than 10% of the Company’s total revenue. No customer represented more than 10% of net accounts receivable as of March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Company’s long-lived assets by geographic area were as follows (in thousands):

	March 31, 2026	December 31, 2025

United States	$10,515	$7,978
EMEA	436	425
APAC	9,518	9,606
Total	$20,469	$18,009
As of March 31, 2026 and December 31, 2025, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Cytek Biosciences, Inc.
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
Overview
We are a leading cell analysis solutions company advancing the next generation of research and clinical tools with our novel technical approach of leveraging the full spectrum of fluorescence signatures from multiple lasers to distinguish fluorescent tags on single cells (“Full Spectrum Profiling” or “FSP” technology). Our goal is to become the premier cell analysis company through continued innovation that facilitates scientific advances in biomedical research and clinical applications. Our platform includes instruments, accessories, reagents, software and services to provide a comprehensive and integrated suite of cell analysis solutions for our customers.
We manufacture our instruments in our facilities in Fremont, California; Wuxi, China; Seattle, Washington; and Singapore. We have designed our operating model to be capital efficient and to scale efficiently as our product volumes grow.
Total revenue for the three months ended March 31, 2026 was $44.1 million, representing a 6% increase compared to revenue for the three months ended March 31, 2025 of $41.5 million.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 69% and 72% of total revenue for the three months ended March 31, 2026 and 2025, respectively, and revenue from distributors represented 31% and 28% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $9.6 million and $9.7 million for the three months ended March 31, 2026 and 2025, respectively. We intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $11.6 million and $12.5 million for the three months ended March 31, 2026 and 2025, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.

Our net loss was $18.9 million and $11.4 million for the three months ended March 31, 2026 and 2025, respectively. The change for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, resulted primarily from a slight increase in revenues and gross profit, offset by higher operating expenses.
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

	Three months ended March 31,
	2026	2025	Dollar Change
(In thousands)
Sales channel mix
Direct sales channel	$30,269	$29,970	$299
Distributor channel	13,866	11,487	2,379
Total revenue, net	$44,135	$41,457	$2,678
Customer mix
Academia and government	$16,939	$17,132	$(193)
Biotechnology, pharmaceutical, distributor and CRO	27,196	24,325	2,871
Total revenue, net	$44,135	$41,457	$2,678
Distributors typically sell to end customers identified in other customer categories.
Known Trends, Events and Uncertainties
Our business, results of operation and financial condition are dependent on both domestic and global macroeconomic conditions.
Recent inflation trends may adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, labor and benefit costs and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if the rate of inflation increases) on our operating costs, including our labor costs, research and development costs and supply chain costs, due to inflationary pressures as well as supply chain constraints, consequences associated with future public health crises, and geopolitical trends, changes or events such as the ongoing conflict between Russia and Ukraine and the conflicts in the Middle East. In addition, such factors and events could also have a negative impact on demand for the Company’s products and services.
Certain of our pharmaceutical and biotech customers based in the United States have been impacted by the difficult fundraising environment for small companies and generally high interest rates. We believe these factors contributed to longer sales cycles, which adversely impacted our operating results for the three months ended March 31, 2026, and may adversely affect our operating results in the future.
The U.S. government has made and continues to signal additional changes to existing U.S. trade policies, including imposing and announcing plans for tariffs on all U.S. trading partners, including China, and renegotiating or potentially terminating existing bilateral and multi-lateral trade agreements. Certain foreign governments have announced or implemented retaliatory tariffs against U.S. goods and other non-tariff protectionist measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Although we cannot predict the ultimate extent to which the United States or other countries will impose quotas, duties, reciprocal tariffs, taxes, or other similar restrictions upon the import or export of our products, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, the U.S. government’s imposition of tariffs as well as threatened and actual retaliatory tariffs against U.S. goods may have a negative impact on our revenue and costs in the future.
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company is currently evaluating whether it may be entitled to refunds related to these tariffs. As of March 31, 2026, the Company has not recognized any asset related to potential tariff refunds, as any such amounts are not expected to have a material impact on the Company’s future results of operation. The Company will continue to monitor developments and evaluate any new information as it becomes available.
In addition, the license and export controls announced by the U.S. government in January 2025 that impact exports of certain products and technology, including high-parameter and spectral flow cytometers and cell sorters and certain mass spectrometry equipment to certain countries, including China, may have a negative impact on our research and development activities, manufacturing and business operations.
Finally, changes in the U.S. National Institutes of Health (“NIH”) policy with respect to grants for academic research have impacted and may continue to impact our revenue from academic and government customers in the near term.
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
We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $44.1 million and $41.5 million for the three months ended March 31, 2026 and 2025, respectively.
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
Other income, net. Our other income, net consists primarily of foreign exchange gains and losses.
Income taxes
Our provision for income taxes consists primarily of provision for federal taxes and local taxes in the United States as well as foreign taxes. As we plan to expand the scale and scope of our international business activities, any changes in the United States and foreign taxation of such activities may increase our overall provision for income taxes in the future.

Results of operations
Comparison of the three months ended March 31, 2026 and 2025
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our unaudited interim consolidated results of operations and comprehensive loss data for the periods presented:

	Three months ended March 31,
(In thousands)	2026	2025
Revenue, net:
Product	$28,779	$28,110
Service	15,356	13,347
Total revenue, net	44,135	41,457
Cost of sales:
Product	15,921	15,529
Service	6,960	5,771
Total cost of sales	22,881	21,300
Gross profit	21,254	20,157
Operating expenses:
Research and development	9,604	9,725
Sales and marketing	11,646	12,509
General and administrative	18,467	12,898
Total operating expenses	39,717	35,132
Loss from operations	(18,463)	(14,975)
Other income (expense):
Interest expense	(262)	(291)
Interest income	787	508
Other income, net	565	3,492
Loss before income taxes	(17,373)	(11,266)
Provision for income taxes	1,493	136
Net loss	(18,866)	(11,402)
Foreign currency translation adjustment, net of tax	328	(560)
Unrealized loss on marketable securities	(201)	(65)
Net comprehensive loss	$(18,739)	$(12,027)
Total revenue, net

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
Revenue, net
Product	$28,779	$28,110	$669	2%
Service	15,356	13,347	2,009	15%
Total revenue, net	$44,135	$41,457	$2,678	6%
Total revenue, net increased by $2.7 million to $44.1 million, or 6%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Product revenue increased by $0.7 million to $28.8 million, or 2%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily as a result of higher reagent revenue for the three months ended March 31, 2026.
Service revenue increased $2.0 million to $15.4 million, or 15% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to continued growth of the installed base with the related increase in service contracts and maintenance activity.

Total cost of sales, gross profit and gross margin

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
Cost of sales:
Product	$15,921	$15,529	$392	3%
Service	6,960	5,771	1,189	21%
Total cost of sales	$22,881	$21,300	$1,581	7%
Gross profit	21,254	20,157
Gross margin	48%	49%
Total cost of sales increased by $1.6 million, or 7%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase in cost of sales was primarily driven by higher service overhead costs in the three months ended March 31, 2026. The larger installed base for the three months ended March 31, 2026 required a larger service workforce, resulting in higher compensation and travel expenses.
Total gross profit margin was 48% and 49% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Gross profit margin declined slightly, primarily due to higher service costs of sales that grew faster than service revenue. Year-over-year service gross profit margin can fluctuate quarter to quarter due to uneven hiring and service engineer turnover throughout the year. Overall, gross profit margin can depend on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
Product:
Revenue	$28,779	$28,110	$669	2%
Cost of sales	15,921	15,529	392	3%
Product gross profit	$12,858	$12,581	$277	2%
Gross margin	45%	45%

Service:
Revenue	$15,356	$13,347	$2,009	15%
Cost of sales	6,960	5,771	1,189	21%
Service gross profit (loss)	$8,396	$7,576	$820	11%
Gross margin	55%	57%
Product revenue for the three months ended March 31, 2026 increased by 2% as compared to the three months ended March 31, 2025. Product cost of sales for the three months ended March 31, 2026, increased by 3% as compared to the same period in 2025. Product gross profit for the three months ended March 31, 2026, increased 2% as compared to the three months ended March 31, 2025. Product gross profit margins in the three months ended March 31, 2026 were flat compared to the three months ended March 31, 2025. The effect of higher product revenue was partially offset by higher freight and duty costs for the three months ended March 31, 2026 compared to the prior year quarter.
Service revenue for the three months ended March 31, 2026 increased 15% as compared to the three months ended March 31, 2025. Service cost of sales for the three months ended March 31, 2026 increased by 21% as compared to the same period in 2025. Service gross profit for the three months ended March 31, 2026 increased 11% as compared to the three months ended March 31, 2025. The lower service gross margins in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 were mainly driven by higher service overhead costs that grew faster than service revenue year over year.

Operating expenses
Research and development

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
Research and development	$9,604	$9,725	$(121)	(1%)

Research and development expenses were $9.6 million for the three months ended March 31, 2026 as compared to $9.7 million for the three months ended March 31, 2025.
Sales and marketing

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
Sales and marketing	$11,646	$12,509	$(863)	(7%)

Sales and marketing expenses were $11.6 million for the three months ended March 31, 2026 as compared to $12.5 million for the three months ended March 31, 2025. Lower sales and marketing expenses in the three months ended March 31, 2026 were primarily a result of lower compensation expenses on lower headcount in the quarter.

General and administrative

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
General and administrative	$18,467	$12,898	$5,569	43%

General and administrative expenses were $18.5 million for the three months ended March 31, 2026 as compared to $12.9 million for the three months ended March 31, 2025. The increase of $5.6 million in general and administrative expenses was primarily due to higher litigation-related expenses, outside consulting expenses, and bad debt reserves.
While we are focused on controlling our general and administrative expenses, these may increase in absolute dollars in future periods to provide the infrastructure necessary to support the growth of the business.
Interest expense

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
Interest expense	$(262)	$(291)	$29	(10%)

Interest expense was $0.3 million for the three months ended March 31, 2026 as compared to $0.3 million for the three months ended March 31, 2025.
Interest income

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
Interest income	$787	$508	$279	55%

Interest income was $0.8 million for the three months ended March 31, 2026 as compared to $0.5 million for the three months ended March 31, 2025. The increase in interest income was the result of recognition of interest on the 2024 Federal Tax refund in the three months ended March 31, 2026.

Other income, net

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
Other income, net	$565	$3,492	$(2,927)	(84%)

Other income, net was $0.6 million for the three months ended March 31, 2026 as compared to other income, net of $3.5 million for the three months ended March 31, 2025. The decrease in other income was primarily driven by an increase in realized and unrealized foreign exchange losses of $1.2 million in the three months ended March 31, 2026, compared with a realized and unrealized foreign exchange gain of $1.3 million in the three months ended March 31, 2025. Other factors included the year-over-year decline in interest rates and a decline in balances in marketable securities accounts.

Income Taxes

	Three months ended March 31,		Change
(In thousands, except percentages)	2026	2025	Amount	%
Provision for income taxes	$1,493	$136	$1,357	998%

Provision for income taxes was $1.5 million for the three months ended March 31, 2026 as compared to a provision for income taxes of $0.1 million for the three months ended March 31, 2025. The net increase of $1.4 million for the three months ended March 31, 2026 was primarily due to the domestic valuation allowance established in the last quarter of 2025, which negates the tax benefit from losses within the U.S. jurisdiction for the current period.

Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of March 31, 2026 and December 31, 2025, we had approximately $262.2 million and $261.5 million, respectively, in cash and cash equivalents and short term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $20.5 million as of March 31, 2026.
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

Cash flows
The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
(In thousands)	2026	2025
Net cash (used in) provided by :
Operating activities	$(2,736)	$(125)
Investing activities	(27,079)	9,452
Financing activities	3,981	(11,545)
Effect of exchange rate changes on cash and cash equivalents	646	(1,228)
Net (decrease) in cash and cash equivalents	$(25,188)	$(3,446)
Operating activities
Net cash used in operating activities for the three months ended March 31, 2026 was $2.7 million. The primary factors affecting our operating cash flows during the period were our net loss of $18.9 million and our non-cash charges of $7.1 million, primarily consisting of stock-based compensation expense of $4.9 million, depreciation and amortization of $1.9 million, amortization of right-of-use assets of $0.9 million, and provision for credit losses of $0.5 million, partially offset by a gain on investments, accretion and amortization, net of $1.3 million, and deferred income taxes of $0.2 million. The cash provided by changes in our operating assets and liabilities of $9.0 million in the three months ended March 31, 2026 was primarily due to a decrease in trade accounts receivable of $9.6 million due to seasonality, with our first quarter typically being lower than our fourth quarter; a decrease in prepaid expenses and other assets of $3.9 million; and an increase in deferred revenue of $1.2 million. These amounts were partially offset by cash used from changes in our operating assets and liabilities, including a decrease in accrued expenses and other liabilities of $3.9 million and an increase in inventories of $1.6 million.
Net cash used in operating activities for the three months ended March 31, 2025 was $0.1 million. The primary factors affecting our operating cash flows during the period were our net loss of $11.4 million and our non-cash charges of $8.2 million, primarily consisting of stock-based compensation expense of $6.6 million, depreciation and amortization of $1.9 million, amortization of right-of-use assets of $1.0 million, and excess and obsolete inventory of $0.3 million, partially offset by a gain on investments, accretion and amortization, net of $1.5 million, and deferred income taxes of $0.3 million. The cash provided by changes in our operating assets and liabilities of $3.0 million in the three months ended March 31, 2025 were primarily due to a decrease in trade accounts receivable of $6.4 million due to seasonality, with our first quarter typically being lower than our fourth quarter. These amounts were partially offset by cash used from changes in our operating assets and liabilities, including a decrease in accrued expenses and other liabilities of $2.1 million, an increase in inventories of $1.5 million, and a decrease in operating lease liabilities of $1.0 million.
Investing activities
Net cash used in investing activities during the three months ended March 31, 2026 was $27.1 million driven by purchases of marketable securities of $95.6 million and purchases of fixed assets and intangibles of approximately $2.2 million, partially offset by proceeds from maturities of marketable securities of $70.7 million.
Net cash provided by investing activities during the three months ended March 31, 2025 was $9.5 million driven by proceeds from maturities of marketable securities of $70.4 million, partially offset by the purchases of marketable securities of $60.2 million, and purchase of fixed assets and intangibles of approximately $0.9 million.
Financing activities
Net cash provided by financing activities during the three months ended March 31, 2026 was $4.0 million, primarily driven by the proceeds from a line of credit of $5.1 million, partially offset by the repayment of loans of $0.9 million.
Net cash used in financing activities during the three months ended March 31, 2025 was $11.5 million, primarily driven by payments for the repurchase of shares of $10.6 million and the repayment of loans of $1.5 million.
Contractual Obligations and Commitments
During the three months ended March 31, 2026, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on February 26, 2026.

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

Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates if different assumptions and conditions apply. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2026. There were no material changes to our critical accounting policies during the three months ended March 31, 2026.

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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2026, we had approximately $262.2 million in cash and cash equivalents and short-term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short-term commercial paper. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in legal proceedings and claims. See Note 17 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding ongoing legal proceedings.

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
Supply interruptions have in the past arisen and could arise in the future as a result of infectious disease outbreaks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, adjustments to our inventory levels or other factors within and beyond our control, and such supply interruption risk is increased by the limited number of suppliers for certain of the components we use in our products. For example, we are currently anticipating a potential future shortage in the supply of certain plastics used in our products and, as a result, have placed additional purchase orders to secure supply over a longer time horizon than we would typically plan. Although we do not currently anticipate a delay in the supply of such materials, we have incurred, and may continue to incur, higher procurement costs in connection with these efforts, and there can be no assurance that such proactive measures will be sufficient to avoid future supply shortages or that the costs of such materials will not continue to increase. Our failure to maintain a continued supply of components that meets our quality control requirements for any reason, including changes to or termination of our agreements with key suppliers, or to enter into new agreements with other suppliers, particularly in the case of single or sole source suppliers, could result in the loss of access to important components and materials used in our products and impact our ability to manufacture and sell our products. Any delay or interruption in the supply of our materials could delay or suspend sales of our products and increase the costs of manufacturing our products, which could have an adverse effect on our business, financial condition and results of operations.

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
•changes in freight costs, logistics and regulations associated with shipping and receiving systems and parts and components for our products, as well as transportation delays;
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
Any of these factors could significantly harm our international operations and any future international expansion and, consequently, our business, financial condition, results of operations and prospects. In addition, certain international markets are subject to significant political and economic uncertainty. Significant political and economic developments in international markets in which we currently or intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets in addition to creating instability in global economic conditions. For more information, please see “Risks Related to Government Regulation and Our Industry” below.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, CROs and clinical laboratories focused on cell analysis. Approximately 38% and 41% of our revenue came from sales to academic and government-owned institutions and 62% and 59% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended March 31, 2026 and 2025, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 38% and 41% of our revenue came from sales to academic and government-owned institutions in the three months ended March 31, 2026 and 2025, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
In addition, various state, federal and foreign agencies that have traditionally provided grants and other funding for basic research, research and development, and clinical testing have been and may be subject to further stringent budgetary constraints that could result in spending reductions, reduced grant making, reduced allocations or budget cutbacks, including as a result of negative or worsening conditions in the general economy, which could jeopardize the ability of these customers, or the customers to whom they provide funding, to purchase our solutions. Recent U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the United States; and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. For example, the current U.S. administration is seeking to reduce research funding by the NIH for medical research. If the funding is reduced for studies related to the medical indications on which we are focused or on which researchers were or may have been considering applying for federal grants, our research and development initiatives could be delayed or otherwise affected. There is no guarantee that NIH appropriations will not decrease or halt in the future. A decrease in the amount of or halt of, or delay in the approval of, appropriations to NIH or other similar United States or foreign organizations, such as the Medical Research Council in the United Kingdom, could result in fewer grants benefiting life sciences research. These reductions or delays could also result in a decrease in the aggregate amount of grants awarded for life sciences research or the redirection of existing funding to other projects or priorities, any of which in turn could cause our customers and potential customers to reduce or delay purchases of our solutions. Our operating results may fluctuate substantially due to any such reductions and delays. Any decrease in our customers’ budgets or expenditures, or in the size, scope or frequency of their capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
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
We believe our products have potential applications across a wide range of markets, and we have targeted certain markets in which we believe our technology has significant advantages, or for which we believe we have a higher probability of success or revenue opportunity. For example, we are committed to developing our platform’s applications within the clinical market and, in particular, within disease detection, diagnosis, and treatment monitoring. We seek to maintain a process of prioritization and resource allocation among our programs to maintain a balance between advancing near-term opportunities and exploring additional markets and use cases for our technology. However, due to the significant resources required for the development of products or services for new markets, we must make decisions on which markets to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular markets, products or services may not lead to the development of any viable products or services and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain markets may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In particular, if we are unable to accelerate adoption of our Full Spectrum Profiling (“FSP”) solutions, it could slow or stop our business growth and negatively impact our business, financial condition, results of operations and prospects.
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of March 31, 2026, we had accrued approximately $1.4 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont and San Diego, California; Seattle, Washington; Wuxi, China; and Singapore require global shipping services which are subject to certain factors outside of our control, such as increased costs due to fuel surcharges or otherwise, delays passing through customs, disruptions to global shipping routes and fuel scarcity. Geopolitical conflicts and/or regional instability may impact any of the foregoing; for example, fuel surcharges have been announced and, in some cases implemented, by logistics vendors globally, in response to the ongoing and escalating conflicts in the Middle East, and such conflicts may also lead to delays or logistics difficulties in the future.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of March 31, 2026, there have been more than 3,900 peer-reviewed articles published relating to our FSP products since our first commercial launch in 2017, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
As of March 31, 2026, we had 678 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our unaudited interim consolidated financial statements and in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls we develop may become inadequate, including due to changes in our business and business conditions. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies as part of integration. We currently do not have an internal audit group, and we may need to hire additional accounting and finance staff and consultants with appropriate public company experience and technical accounting knowledge to appropriately maintain effective internal controls over financial reporting. If we identify any additional material weaknesses or are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result; additionally, any of the foregoing could restrict our future access to the capital markets. In prior periods, certain filings were made pursuant to Rule 12b-25, and adjustments were made to certain line items in the related financial statements.
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
•our rate of progress in launching and commercializing new products and the cost of the sales and marketing activities associated with establishing adoption of our products;
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
We have been, and may become, involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal or state regulatory investigations, securities class actions and other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. See Note 17 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding ongoing legal proceedings.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Information about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Our sensitive information or sensitive information of our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technologies. Furthermore, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Our operations (including our manufacturing operations) and the operations of our distribution partners could be subject to earthquakes, power shortages, telecommunications failures, water or fuel shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, and other natural or man-made disasters, including those related to geopolitical conflicts, or business interruptions, for which we are predominantly self-insured. Our ability to obtain components for our products could be disrupted if the operations of our suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Fremont, California and one of our reagents manufacturing facilities is located in San Diego, California, near major earthquake faults and fire zones, and the ultimate impact on us for being located near earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
•refusing or delaying our requests for 510(k) clearance or PMA applications of new products or modified products;
•withdrawal of 510(k) clearances on PMA applications that have already been granted;

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
Over the last several years, the U.S. government has shut down several times, including the government shutdown that began on October 1, 2025 and the government shutdown that lasted from December 22, 2018 to January 25, 2019, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Even the threat of a government shutdown or prolonged budget negotiation uncertainty may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact the liquidity or trading volume of our securities and our customers’ ability to finance and/or purchase our products. Accordingly, a federal government shutdown—or uncertainty regarding the continuity of government operations—could have a material adverse effect on our business, results of operations, and stock price.
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
Including rights acquired in connection with the FCI Acquisition, as of March 31, 2026, we own 38 issued U.S. utility patents, 10 issued Japan utility patents, six issued European utility patents, six issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 68 pending utility patent applications, including 44 utility patent applications in the United States, two international utility patent applications, eight utility patent applications in the European Union, eight utility patent applications in China, and four utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2026 and 2041. Additionally, patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of March 31, 2026, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending utility patent applications and three pending invention patent applications, and our Wuxi subsidiary owns 42 issued utility patents and one issued invention patent and has 12 pending utility patent applications and eight pending invention patent applications.
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
We have limited foreign intellectual property rights outside the United States, selected countries in the European Union, the UK, Japan and China and may not be able to protect our intellectual property and proprietary rights throughout the world, which could harm our business, financial condition and results of operations.
We have limited intellectual property rights outside the United States, selected countries in the European Union, the UK, Japan and China. Filing, prosecuting and defending patents or trademarks on our current and any future products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions or utilizing our trademarks in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our current and any future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
The flow cytometry industry is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, we have been and, in the future, could become subject to intellectual property-related litigation and proceedings relating to our or third-party intellectual property and proprietary rights. See Note 17 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding legal proceedings.
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
•general economic, regulatory and market conditions, including the general inflationary environment, economic recessions or slowdowns, as well as geopolitical trends, changes or events such as the ongoing war in Ukraine, and conflicts in the Middle East, and the regional and global ramifications of these events; and
•other events or factors, many of which are beyond our control.
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
Based on the number of shares of common stock outstanding as of March 31, 2026, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates (based on filings with the SEC), in the aggregate, own approximately 37.5% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders. For example, because many of these stockholders purchased their shares at prices substantially below the current market price of our shares and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), and similar provisions of state and local law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. In addition, while U.S. federal NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, such NOL carryforwards cannot offset more than 80% of taxable income in any tax year. There may also be other limitations under state law on our ability to utilize NOLs, including temporary suspensions or other limitations on the use of NOLs to offset taxable income. We determined that ownership changes occurred in 2018 and 2020 and in connection with our initial public offering in 2021. In addition, we may in the future experience ownership changes, as a result of changes in our stock ownership (some of which are not in our control). If an ownership change occurs, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in the expiration of the state net operating loss carryforwards before they can be fully utilized.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For instance, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and legislation informally titled the Tax Cuts and Jobs Act enacted in 2017 made significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of prior tax legislation could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations and the deductibility of expenses under current tax law or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in our common stock.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10-b5-1 trading arrangement” or “non-Rule 10b-5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
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

Cytek Biosciences, Inc.

Date: May 7, 2026	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)