Form 10-Q
period 2026-06-30
Cytek Biosciences, Inc.
filed 2026-08-05
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of July 31, 2026 was 129,983,253.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Cytek Biosciences, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$73,846	$90,853
Marketable securities	188,158	170,676
Trade accounts receivable, net	49,698	62,509
Inventories	52,251	48,428
Prepaid expenses and other current assets	13,978	19,530
Total current assets	377,931	391,996
Property and equipment, net	20,801	18,009
Operating lease right-of-use assets	10,962	11,315
Goodwill	16,690	16,697
Intangible assets, net	14,865	16,821
Other noncurrent assets	5,685	6,704
Total assets	$446,934	$461,542
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$8,408	$6,410
Legal settlement liability, current	2,353	2,495
Accrued expenses	23,855	23,417
Other current liabilities	20,513	16,978
Deferred revenue, current	29,206	28,504
Total current liabilities	84,335	77,804
Legal settlement liability, noncurrent	6,368	6,786
Deferred revenue, noncurrent	18,058	18,339
Operating lease liability, noncurrent	13,517	14,042
Long-term debt	246	525
Other noncurrent liabilities	2,456	2,307
Total liabilities	124,980	119,803
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of June 30, 2026 and December 31, 2025, respectively; 129,982,753 and 128,550,136 issued and outstanding shares as of June 30, 2026 and December 31, 2025, respectively	130	129
Additional paid-in capital	451,846	441,107
Accumulated deficit	(132,761)	(101,738)
Accumulated other comprehensive income	2,739	2,241
Total stockholders’ equity	321,954	341,739
Total liabilities and stockholders’ equity	$446,934	$461,542
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue, net:
Product	$32,556	$31,415	$61,335	$59,525
Service	15,584	14,187	30,940	27,534
Total revenue, net	48,140	45,602	92,275	87,059
Cost of sales:
Product	12,884	14,921	28,805	30,450
Service	6,916	6,814	13,876	12,585
Total cost of sales	19,800	21,735	42,681	43,035
Gross profit	28,340	23,867	49,594	44,024
Operating expenses:
Research and development	9,741	8,826	19,345	18,550
Sales and marketing	13,174	12,134	24,820	24,643
General and administrative	16,825	13,531	35,292	26,429
Total operating expenses	39,740	34,491	79,457	69,622
Loss from operations	(11,400)	(10,624)	(29,863)	(25,598)
Other income (expense):
Interest expense	(281)	(414)	(543)	(705)
Interest income	819	555	1,606	1,063
Other income (expense), net	(781)	3,708	(216)	7,199
Total other income (expense), net	(243)	3,849	847	7,557
Loss before income taxes	(11,643)	(6,775)	(29,016)	(18,041)
Provision for (benefit from) income taxes	515	(1,192)	2,008	(1,056)
Net loss	$(12,158)	$(5,583)	$(31,024)	$(16,985)
Net loss, basic and diluted	$(12,158)	$(5,583)	$(31,024)	$(16,985)
Net loss per share, basic and diluted	$(0.09)	$(0.04)	$(0.24)	$(0.13)
Weighted-average shares used in calculating net loss per share, basic and diluted	129,460,518	126,934,294	129,084,814	127,632,999
Comprehensive loss:
Net loss	$(12,158)	$(5,583)	$(31,024)	$(16,985)
Foreign currency translation adjustment, net of tax	517	603	845	43
Unrealized loss on marketable securities	(147)	(33)	(348)	(98)
Net comprehensive loss	$(11,788)	$(5,013)	$(30,527)	$(17,040)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2025	128,550,136	$129	$441,107	$(101,738)	$2,241	$341,739
Shares issued in connection with employee stock plans	647,968	1	20	—	—	21
Shares of Common Stock withheld related to net share settlement	(55,517)	(1)	(238)	—	—	(239)
Stock-based compensation	—	—	4,861	—	—	4,861
Unrealized loss on marketable securities	—	—	—	—	(201)	(201)
Foreign currency translation adjustment, net of tax	—	—	—	—	328	328
Net loss	—	—	—	(18,866)	—	(18,866)
Balances at March 31, 2026	129,142,587	$129	$445,750	$(120,604)	$2,369	$327,644
Shares issued in connection with employee stock plans	655,680	1	90	—	—	91
Proceeds from Employee Stock Purchase Plan	236,193	—	851	—	—	851
Shares of Common Stock withheld related to net share settlement	(51,707)	—	(184)	—	—	(184)
Stock-based compensation	—	—	5,339	—	—	5,339
Unrealized loss on marketable securities	—	—	—	—	(147)	(147)
Foreign currency translation adjustment, net of tax	—	—	—	—	517	517
Net loss	—	—	—	(12,158)	—	(12,158)
Balances at June 30, 2026	129,982,753	$130	$451,846	$(132,761)	$2,739	$321,954

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2024	129,205,901	$129	$430,791	$(35,199)	$16	$395,737
Shares issued in connection with employee stock plans	500,830	1	38	—	—	39
Shares of Common Stock withheld related to net share settlement	(29,006)	—	(129)	—	—	(129)
Repurchase of shares	(2,078,583)	(2)	(10,625)	—	—	(10,627)
Stock-based compensation	—	—	6,630	—	—	6,630
Unrealized loss on marketable securities	—	—	—	—	(65)	(65)
Foreign currency translation adjustment, net of tax	—	—	—	—	(560)	(560)
Net loss	—	—	—	(11,402)	—	(11,402)
Balances at March 31, 2025	127,599,142	$128	$426,705	$(46,601)	$(609)	$379,623
Shares issued in connection with employee stock plans	545,702	1	65	—	—	66
Proceeds from Employee Stock Purchase Plan	292,212	—	703	—	—	703
Shares of Common Stock withheld related to net share settlement	(37,938)	(1)	(102)	—	—	(103)
Repurchase of shares	(1,214,005)	(1)	(4,509)	—	—	(4,510)
Stock-based compensation	—	—	6,791	—	—	6,791
Unrealized loss on marketable securities	—	—	—	—	(33)	(33)
Foreign currency translation adjustment, net of tax	—	—	—	—	603	603
Net loss	—	—	—	(5,583)	—	(5,583)
Balances at June 30, 2025	127,185,113	$127	$429,652	$(52,184)	$(38)	$377,557
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(31,024)	$(16,985)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,874	3,765
Amortization of operating lease-right-of use assets	1,924	2,107
Stock-based compensation	10,200	13,420
Loss on disposal of property and equipment	193	253
Provision for credit losses	513	52
Provision for excess and obsolete inventory	633	335
Deferred income taxes	(183)	(2,392)
Gain on investments, accretion, and amortization, net	(2,553)	(3,108)
Interest expenses for accretion of the legal settlement liabilities	39	292
Other non-cash expense (income), net	1,824	—
Change in operating assets and liabilities:
Trade accounts receivable	11,616	7,101
Inventories	(4,486)	(5,073)
Prepaid expenses and other assets	1,604	(419)
Trade accounts payable	2,130	1,169
Accrued expenses and other liabilities	227	670
Legal settlement liabilities	(599)	(588)
Operating lease liabilities	1,923	(2,197)
Deferred revenue	775	1,581
Net cash (used in) operating activities	(1,369)	(17)
Cash flows from investing activities:
Purchases of marketable securities	(156,901)	(141,423)
Proceeds from maturities of marketable securities	141,280	136,906
Proceeds from sale of property and equipment	9	56
Purchase of property and equipment	(4,384)	(2,426)
Purchase of intangible assets	(61)	(76)
Net cash (used in) investing activities	(20,057)	(6,961)
Cash flows from financing activities:
Repayment of loan	(2,482)	(1,660)
Proceeds from Employee Stock Purchase Plan	851	703
Payments for taxes related to net share settlement of equity awards	(423)	(231)
Proceeds from issuance of common stock under employee stock plans	112	103
Proceeds from line of credit	5,109	2,075
Payments for repurchase of shares	—	(15,137)
Net cash provided by (used in) financing activities	3,167	(14,147)
Effect of exchange rate changes on cash and cash equivalents	1,252	(2,149)
Cash and cash equivalents:
Net (decrease) in cash and cash equivalents	(17,007)	(23,275)
Cash and cash equivalents at beginning of period	90,853	98,745
Cash and cash equivalents at end of period	$73,846	$75,470
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$(3,138)	$25
Interest received on tax refunds	$(180)	$—
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable or accrued purchase at period end	$605	$40
Transfer of inventory to property and equipment	$94	$91
Intangible asset in accounts payable or accrued expenses at period end	$—	$16
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,082	$8,033
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
Use of estimates
The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and accompanying notes. The accounting estimates that require management’s most significant, complex, and subjective judgments include the standalone selling prices used to allocate the contract consideration to the individual performance obligations, the allowance for credit losses, the valuation of inventory, the valuation of and assessment of the recoverability of long-lived assets, including intangible assets, property and equipment, as well as goodwill, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, and the estimates for legal contingencies. Actual results could differ materially from these estimates.

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
The Company’s cash and cash equivalents consist of money held in demand depository accounts and money market funds. The carrying amount of cash and cash equivalents was $73.8 million and $90.9 million as of June 30, 2026 and December 31, 2025, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of June 30, 2026.
The following is a summary of cash and cash equivalents on the unaudited interim consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Cash	$29,925	$28,983
U.S. Treasury	7,701	16,434
Money market funds	36,220	45,436
Total cash and cash equivalents	$73,846	$90,853
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based on the expected timing of the release of the restrictions. There was no restricted cash as of June 30, 2026 and December 31, 2025.
Investments
Available-for-sale investments. The Company’s investments may consist of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, and money market funds. The Company has designated all investments as available-for-sale and, therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. The Company generally holds securities until maturity; however, they may be sold under certain circumstances including, but not limited to, when necessary for the funding of acquisitions and other strategic investments. Realized gains and losses on the sale of investments are recorded in interest and other income, net in the unaudited interim consolidated statements of operations and comprehensive loss. Investments with remaining maturities at date of purchase greater than 90 days and remaining maturities as of the reporting period less than one year are classified as marketable securities. Investments with remaining maturities greater than one year are classified as long-term investments.
Equity Investments. The Company’s equity investments consist of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our unaudited interim consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the unaudited interim consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2026, the Company recognized an impairment loss of approximately $1.6 million on its non-marketable equity investment after determining that the investment was impaired as of June 30, 2026. As a result, the carrying value of the investment was reduced to zero as of June 30, 2026, and the Company had no remaining non-marketable equity investments as of that date.
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
Allowance for credit losses
The allowance for credit losses is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.
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
The changes in the allowance for credit losses for the six months ended June 30, 2026 were as follows (in thousands):

Balance at December 31, 2025	$729
Utilization of allowance for credit losses	—
Provision for credit losses	499
Balance at June 30, 2026	$1,228
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
Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the three and six months ended June 30, 2026, advertising, marketing and media expenses were $1.7 million and $2.6 million, respectively. For the three and six months ended June 30, 2025, advertising, marketing and media expenses were $1.2 million and $2.5 million, respectively.
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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales channel mix
Direct sales channel	$33,202	$33,469	$63,471	$63,439
Distributor channel	14,938	12,133	28,804	23,620
Total revenue, net	$48,140	$45,602	$92,275	$87,059

Customer mix
Academia and government	$19,120	$21,754	$36,059	$38,886
Biotechnology, pharmaceutical, distributor and contract research organizations	29,020	23,848	56,216	48,173
Total revenue, net	$48,140	$45,602	$92,275	$87,059
Revenue by geographical markets is presented in Note 20.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2026 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$962	$—	$962
Service revenue	28,244	18,058	46,302
Total revenue	$29,206	$18,058	$47,264
Contract balances
The Company had immaterial amounts of contract assets included within prepaid expenses and other current assets on the unaudited interim consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers, and customer deposits (in thousands):

	June 30, 2026	December 31, 2025
Contract liabilities:
Deferred revenue, current	$29,206	$28,504
Deferred revenue, non-current	18,058	18,339
Customer deposits, which are included in 'Other current liabilities'	1,112	1,068
Total contract liabilities	$48,376	$47,912
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2024	$42,708
Revenue recognized	(57,106)
Revenue deferred	62,310
Balance at December 31, 2025	$47,912
Revenue recognized	(31,118)
Revenue deferred	31,582
Balance at June 30, 2026	$48,376

5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$22,911	$20,442
Work in progress	15,840	16,531
Finished goods	13,500	11,455
Total inventories	$52,251	$48,428
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses:
Prepaid inventory	$858	$228
Prepaid insurance	251	884
Prepaid income tax	2,790	2,789
Other	3,001	3,034
Other current assets:
Tax refund receivable	1,017	5,410
Tenant improvement receivables	582	4,208
Other	5,479	2,977
Total prepaid expenses and other current assets	$13,978	$19,530
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses:
Accrued compensation and related benefits	$12,108	$15,192
Professional service fees	5,327	3,306
Purchases	2,908	1,836
Product warranty	1,428	1,457
Other	2,084	1,626
Total accrued expenses	$23,855	$23,417

For the product warranty analysis refer to Note 18.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	June 30, 2026	December 31, 2025
Other current liabilities:
Customer deposits	$1,112	$1,068
Income tax payable	3,355	3,067
Sales and use tax payable	2,998	3,216
Operating lease liability, current	3,268	2,880
Current portion of loan and line of credit	9,429	6,296
Other	351	451
Total other current liabilities	$20,513	$16,978
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

Description:	June 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$36,220	$36,220	$—	$—
U.S Treasury	7,701	7,701	—	—
Short-term investments:
U.S. Treasury	144,640	144,640	—	—
Corporate bonds	17,845	—	17,845	—
Commercial paper	25,673	—	25,673	—
Total	$232,079	$188,561	$43,518	$—

Description:	December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$45,436	$45,436	$—	$—
U.S. Treasury	16,434	16,434	—	—
Short-term investments:
U.S. Treasury	133,097	133,097	—	—
Corporate bonds	23,182	—	23,182	—
Commercial paper	14,397	—	14,397	—
Total	$232,546	$194,967	$37,579	$—
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.

7.    Investments
The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of June 30, 2026 (in thousands):

	June 30, 2026
Marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$144,827	$2	$(188)	$144,640
Corporate bonds	17,862	—	(18)	17,845
Commercial paper	25,673	—	—	25,673
Total available-for-sale investments	$188,362	$2	$(206)	$188,158
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at June 30, 2026 (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
Mature in less than one year	$188,362	$188,158
Total	$188,362	$188,158

The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2025 (in thousands):

	December 31, 2025
Marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$132,975	$122	$—	$133,097
Corporate bonds	23,164	18	—	23,182
Commercial paper	14,397	—	—	14,397
Total available-for-sale investments	$170,536	$140	$—	$170,676
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$170,536	$170,676
Total	$170,536	$170,676

8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$12,338	$11,877
Leasehold improvements	6,838	3,518
Building and land	8,157	7,922
Construction in progress	1,616	1,417
Office and computer equipment	3,399	2,950
Furniture and fixtures	2,676	2,459
Total property and equipment	35,024	30,143
Less: accumulated depreciation	(14,223)	(12,134)
Property and equipment, net	$20,801	$18,009
Total depreciation expense for the three and six months ended June 30, 2026 was $1.1 million and $2.1 million, respectively. Total depreciation expense for the three and six months ended June 30, 2025 was $1.0 million and $1.9 million, respectively.
9.    Goodwill and intangible assets, net
The following table shows the components of intangible assets, net (in thousands):

	June 30, 2026	December 31, 2025
Patents and trademarks	$817	$1,077
Trade name	3,737	3,798
IP license	10,636	10,636
Customer relationships	11,381	11,390
Reagent license	1,800	1,800
Land use right	192	186
Total intangible assets	28,563	28,887
Less: accumulated amortization	(13,698)	(12,066)
Intangible assets, net	$14,865	$16,821
Goodwill	$16,690	$16,697
Total amortization expense for the three and six months ended June 30, 2026 was approximately $0.9 million and $1.8 million, respectively. Total amortization expense for the three and six months ended June 30, 2025 was approximately $0.9 million and $1.9 million, respectively. During the three and six months ended June 30, 2026, there were no additions to goodwill, the only changes were minor foreign currency translation adjustments.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning with the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.2 million and $0.4 million of interest expense for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.5 million of interest expense for the three and six months ended June 2025, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the unaudited interim consolidated balance sheets of $8.7 million and $9.3 million as of June 30, 2026 and December 31, 2025, respectively.
The following table shows the components of the legal settlement liability (in thousands):

	June 30, 2026	December 31, 2025
Current:
Legal settlement liability	$2,353	$2,495
Noncurrent:
Legal settlement liability	6,368	6,786
Total legal settlement liability	$8,721	$9,281
11.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan was denominated in Chinese renminbi and collateralized by Cytek Wuxi’s cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi’s name, but the use of such account was restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of June 30, 2026, the total outstanding loan amount is $0.8 million. The current portion of the loan, $0.6 million, is included in other current liabilities. As of June 30, 2026, the interest rate on the loan was 3.7%, which is based on the five-year Loan Prime Rate (LPR) plus a margin of 0.2%.
On October 24, 2024, the Company signed a maximum credit agreement with the Bank of China, Wuxi Branch (the “Bank of China Maximum Credit Agreement”), for 37 million Chinese renminbi (approximately US $5.2 million), which was renewed on August 26, 2025. This credit is collateralized by Cytek Wuxi’s cash deposit to the bank. The 37 million Chinese renminbi (approximately US $5.2 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. Under the renewed Bank of China Maximum Credit Agreement, the line of credit is available until August 14, 2026. During the fourth quarter of 2024, the Company withdrew 20 million Chinese renminbi (approximately US $2.8 million) to support its operational needs. During the third quarter of 2025, the Company withdrew 15 million Chinese renminbi (approximately US $2.1 million) to support its operational needs. During the fourth quarter of 2025, the Company repaid the short-term loan of 20 million Chinese renminbi (approximately US $2.8 million) and withdrew 10 million Chinese renminbi (approximately US $1.4 million). In January 2026, the Company withdrew 10 million Chinese renminbi (approximately US $1.4 million) to support its operational needs. The remaining available credit as of June 30, 2026, was 2 million Chinese renminbi (approximately US $0.3 million). The total loan amount of 37 million Chinese renminbi (approximately US $5.2 million) is included in other current liabilities.
On January 6, 2025, Cytek (Shanghai) Biosciences Co., Ltd. signed a maximum credit agreement with the Bank of Ningbo for 10 million Chinese renminbi (approximately US $1.4 million). Collateral for the credit was provided to the bank by Cytek Wuxi. In January and March of 2025, Cytek (Shanghai) Biosciences Co., Ltd. withdrew 2.0 million Chinese renminbi (approximately US $0.3 million) and 3.0 million Chinese renminbi (approximately US $0.5 million), respectively, to support its operational needs. The interest rate was at 3.1% and 2.55%, respectively, and the lines of credit are due on January 9 and March 3, 2026, respectively. In January and March 2026, the Company repaid 2.0 million Chinese renminbi (approximately US $0.3 million) and 3.0 million Chinese renminbi (approximately US $0.5 million) to the Bank of Ningbo, renewed its maximum credit agreement with the Bank of Ningbo for 10 million Chinese renminbi (approximately US $1.4 million), and withdrew 10 million Chinese renminbi (approximately US $1.4 million) to support its operational needs. The total loan amount of 10 million Chinese renminbi (approximately US $1.4 million) is included in other current liabilities.
On June 11, 2025, Cytek Wuxi entered into a one-year loan agreement with Bank of Communications, China. The loan was denominated in Chinese renminbi and collateralized by the building purchased by Cytek Wuxi in November 2023. The total loan amount was 10 million Chinese renminbi (approximately US $1.4 million) and the interest rate was fixed at 2.8%. The loan had an effective term from June 11, 2025 to June 10, 2026. The interest expenses was paid on a monthly basis. The loan was used for operating expenses. The total loan balance of 10 million Chinese renminbi (approximately $1.4 million) was fully repaid during the second quarter of 2026.
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
12.    Common stock
As of June 30, 2026, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Company’s Board of Directors (the “Board”) and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
13.    Stock-based compensation plan
Stock Plans
As of June 30, 2026, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the IPO. Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of June 30, 2026, the total number of shares of common stock available for issuance under the 2021 Plan was 24,603,627 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of June 30, 2026, the total number of shares of common stock available for issuance under the ESPP was 7,014,728 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Balance as of December 31, 2025	9,140,164	$7.91	6.82	$6,918
Options granted	1,427,496	4.22
Options exercised	(154,730)	0.71
Options forfeited	(301,487)	5.08
Options expired	(57,333)	15.86
Balance as of June 30, 2026	10,054,110	$7.54	5.87	$4,213
Options exercisable as of June 30, 2026	6,549,013	$8.90	4.81	$3,738
The weighted-average grant date fair value of options granted during the three months ended June 30, 2026 and 2025 was $2.48 and $1.89 per share, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $2.64 and $2.67 per share, respectively.
As of June 30, 2026, there was $10.8 million of unrecognized stock-based compensation expense related to unvested stock options as of June 30, 2026. The unrecognized stock-based compensation expense is estimated to be recognized over a weighted-average period of 2.56 years.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of June 30, 2026.
RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2025	4,567,103	$5.97	1.31	$23,064
Granted	3,617,814	4.21
Vested	(1,148,918)	6.24
Forfeited	(513,118)	5.45
Unvested balance at June 30, 2026	6,522,881	$4.99	1.52	$28,896
As of June 30, 2026, there was $30.2 million of unrecognized stock-based compensation expense related to unvested RSU awards. The unrecognized stock-based compensation expense is estimated to be recognized over a weighted-average period of 2.92 years.

Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$736	$1,110	$1,465	$2,196
Research and development	1,092	1,423	2,055	3,000
Sales and marketing	775	1,236	1,554	2,441
General and administrative	2,736	3,022	5,126	5,784
Total stock-based compensation	$5,339	$6,791	$10,200	$13,421
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.58	5.6	5.99	6.00
Expected volatility	66%	67%	66%	66%
Risk-free interest rate	4%	4%	4%	4%
Dividend yield	—	—	—	—
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	64%	73%	67%	73%
Risk-free interest rate	4%	4%	4%	4%
Dividend yield	—	—	—	—
14.    Employee benefit plans
The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. For U.S. employees, the Company currently maintains a 401(k) retirement savings plan (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which is matched by the Company. The Company’s contributions to the employee benefits plans were approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2026, respectively. The Company’s contributions to the employee benefits plans were approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively.
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
The Company’s effective income tax rate from continuing operations was (6.9)% and 5.8% for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective income tax rate for the six months ended June 30, 2026, is lower than the U.S. federal statutory tax rate due to valuation allowance, which derecognizes deferred tax assets and related future tax benefits, partially offset by the impact of state income taxes, naked credits related to indefinitely lived goodwill, and the Company’s mix of earnings between various taxing jurisdictions. The Company’s effective income tax rate for the six months ended June 30, 2025, was lower than the U.S. federal statutory tax rate primarily due to the impact of state income taxes, non-deductible stock-based compensation, the Company’s mix of earnings between various taxing jurisdictions, partially offset by stock compensation deductions, and federal and state research credits.
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
Results of operations:
The following table displays the benefit from income taxes for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Provision for (benefit from) income taxes	$515	$(1,192)	$1,707	(143)%	$2,008	$(1,056)	$3,064	(290)%

Income tax expense was $0.5 million for the three months ended June 30, 2026, as compared to an income tax benefit of $1.2 million for the three months ended June 30, 2025. The net increase in expense of $1.7 million for the three months ended June 30, 2026, was primarily due to the domestic valuation allowance established in the last quarter of 2025, which negates the tax benefit from losses within the U.S. jurisdiction for the current period.
Income tax expense was $2.0 million for the six months ended June 30, 2026, as compared to an income tax benefit of $1.1 million for the six months ended June 30, 2025. The net increase in expense of $3.1 million for the six months ended June 30, 2026, was primarily due to domestic valuation allowance established in the last quarter of 2025, which negates the tax benefit from losses within the U.S. jurisdiction for the current period.
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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating lease cost	$1,925	$2,106
Short-term lease cost	46	23
Total lease cost	$1,971	$2,129

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$1,651	$2,067
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,082	$8,033

Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets, net of amortization	$10,962	$11,315
Included in other current liabilities:
Operating lease liabilities, current	3,268	2,880
Operating lease liabilities, noncurrent	13,517	14,042
Total operating lease liabilities	$16,785	$16,922

Weighted-average remaining lease term - operating leases:	5.23	5.36

Weighted-average discount rate - operating leases:	4.7%	4.5%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of June 30, 2026 is as follows (in thousands):

Remainder of 2026	$1,949
2027	4,204
2028	3,738
2029	2,074
2030	1,638
Thereafter	7,282
Total lease payments	$20,885
Less imputed interest	(4,100)
Total present value of lease liabilities	$16,785
17.    Commitments and contingencies
Purchase Obligations
The Company has entered into non-cancelable arrangements with third parties, primarily related to cloud computing and other information technology services. As of June 30, 2026, future payments under these contractual obligations were as follows (in thousands):

Remainder of 2026	$629
2027	1,473
2028	109
Thereafter	11
Total Purchase Obligations	$2,222
Legal proceedings
From time to time, the Company is involved in legal proceedings and claims. On August 14, 2024, Beckman Coulter, Inc. (“Beckman Coulter”) sued the Company in federal court in the District of Delaware, alleging that the Company’s Cytek Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products infringe U.S. Patent Nos. 10,330,582 and 11,703,443, each titled “Flow Cytometer.” On October 7, 2024, the Company filed an answer denying any liability and including a counterclaim against Beckman Coulter for false marking. On October 28, 2024, Beckman Coulter filed an answer to the counterclaim, denying liability. On January 9, 2025, Beckman Coulter filed a first amended complaint, further alleging that the Company’s Cytek Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products also infringe U.S. Patent Nos. 12,174,106 and 12,174,107, each of which is also titled “Flow Cytometer” and related to the earlier asserted patents. On February 6, 2025, the Company filed an answer to the first amended complaint, denying any liability and including a counterclaim against Beckman Coulter for false patent marking. On February 27, 2025, Beckman Coulter filed an answer to the counterclaim, denying liability. Claim construction hearings were held on August 21, 2025 and September 17, 2025. At the second claim construction hearing, the court ordered Beckman Coulter to narrow the number of asserted claims, and Beckman Coulter has dropped all asserted claims from U.S. Patent No. 12,174,106. In March 2026, the parties stipulated to dismissal without prejudice of the counterclaim for false marking. The parties filed summary judgment and Daubert motions in March 2026. In July 2026, the court granted Cytek’s Daubert motions and denied both Beckman Coulter’s summary judgment motions and Cytek’s summary judgment motions. As of August 4, 2026, the court has denied one of Beckman Coulter’s Daubert motions and has yet to rule on the remaining motions. A trial is scheduled for August 17, 2026. The Company intends to vigorously defend itself and pursue available remedies.
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
18.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the unaudited interim consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Balance, beginning of the period	$1,457	$1,796
Accrual for current year warranties	594	1,098
Warranty cost incurred	(623)	(1,437)
Balance, end of period	$1,428	$1,457
19.    Net loss attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(12,158)	$(5,583)	$(31,024)	$(16,985)
Denominator
Weighted-average common shares outstanding, basic and diluted	129,460,518	126,934,294	129,084,814	127,632,999

Net loss per share, basic and diluted	$(0.09)	$(0.04)	$(0.24)	$(0.13)

Because the Company had a net loss during the three months ended June 30, 2026 and 2025, 1.4 million and 1.3 million shares for the three months ended June 30, 2026 and 2025, respectively, were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Of these dilutive shares, approximately 537,850 and 41,144 shares related to RSUs, 842,339 and 1,214,235 shares related to stock options, and 17,467 and 63,323 shares related to the ESPP for the three months ended June 30, 2026 and 2025, respectively. Therefore, basic net loss per share is the same as diluted net loss per share.

The Company had a net loss during the six months ended June 30, 2026 and 2025, 1.6 million and 1.5 million shares for the six months ended June 30, 2026 and 2025, respectively, were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Of these dilutive shares, approximately 727,295 and 72,633 shares related to RSUs, 888,821 and 1,336,770 shares related to stock options, and 14,592 and 127,642 shares related to the ESPP for the six months ended June 30, 2026 and 2025, respectively. Therefore, basic net loss per share is the same as diluted net loss per share.

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
The following table reflects the Company’s significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue, net:
Product	$32,556	$31,415	$61,335	$59,525
Service	15,584	14,187	30,940	27,534
Total revenue, net	$48,140	$45,602	$92,275	$87,059
Cost of sales (excluding stock-based compensation)	18,584	20,144	40,255	39,865
Amortization - license & IP expense	481	481	962	974
Sales (excluding stock-based compensation)	9,042	7,832	17,855	16,438
Marketing (excluding stock-based compensation)	3,357	3,066	5,411	5,765
Research and development (excluding stock-based compensation)	8,649	7,403	17,290	15,551
General and administrative (excluding stock-based compensation)	14,088	10,509	30,166	20,644
Stock-based compensation expense	5,339	6,791	10,200	13,421
Other segment items	758	(5,041)	1,160	(8,614)
Net loss	$(12,158)	$(5,583)	$(31,024)	$(16,985)
Other segment items include other income (expenses) and interest income (expenses).
The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$28,220	$23,894	$52,607	$42,429
EMEA	11,304	12,309	22,069	23,875
APAC	7,915	7,867	15,666	16,758
Other	701	1,532	1,933	3,997
Total revenue, net	$48,140	$45,602	$92,275	$87,059
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For revenue, a major country is defined as a group of customers in a country with combined revenue of greater than 10% of consolidated revenue or as otherwise deemed significant. Revenue in the United States was approximately $28.2 million and $52.6 million for the three and six months ended June 30, 2026, respectively, and $23.9 million and

$42.4 million for the three and six months ended June 30, 2025, respectively. Revenue in China was approximately $4.8 million and $8.4 million for the three and six months ended June 30, 2026, respectively. No other country represented greater than 10% of the Company’s consolidated net sales or was otherwise deemed significant. For the three and six months ended June 30, 2026 and 2025, the Company had no major customers that represented more than 10% of the Company’s total revenue. No customer represented more than 10% of net accounts receivable as of June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, the Company’s long-lived assets by geographic area were as follows (in thousands):

	June 30, 2026	December 31, 2025

United States	$10,808	$7,978
EMEA	412	425
APAC	9,581	9,606
Total	$20,801	$18,009
As of June 30, 2026 and December 31, 2025, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.

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
Total revenue for the three and six months ended June 30, 2026 was $48.1 million and $92.3 million, respectively, representing a 6% increase in revenue for both the three and six months ended June 30, 2025 of $45.6 million and $87.1 million, respectively.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 69% and 69% of total revenue for the three and six months ended June 30, 2026, respectively, and 73% and 73% of total revenue for the three and six months ended June 30, 2025, respectively. Revenue from distributors represented 31% and 31% of total revenue for the three and six months ended June 30, 2026, respectively, and 27% and 27% of total revenue for the three and six months ended June 30, 2025, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $9.7 million and $19.3 million for the three and six months ended June 30, 2026, respectively, and $8.8 million and $18.6 million for the three and six months ended June 30, 2025, respectively. We intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $13.2 million and $24.8 million for the three and six months ended June 30, 2026, respectively, and $12.1 million and $24.6 million for the three and six months ended June 30, 2025, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $12.2 million and $31.0 million for the three and six months ended June 30, 2026, respectively, and $5.6 million and $17.0 million for the three and six months ended June 30, 2025, respectively. The change for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, resulted primarily from an increase in revenues and gross profit as well as an increase in operating expenses.
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
Global customer adoption
Our financial performance has largely been driven by our ability to increase the adoption of our FSP platform, a key factor on which our future success depends. We plan to drive global customer adoption through business development efforts, direct sales and marketing and third-party distributions. We are investing in our direct sales organization and commercial support functions and developing third-party distributor relationships to support global expansion and drive revenue growth. We intend to continue increasing our workforce to support our growth.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2026	2025	Dollar Change	2026	2025	Dollar Change
Sales channel mix
Direct sales channel	$33,202	$33,469	$(267)	$63,471	$63,439	$32
Distributor channel	14,938	12,133	2,805	28,804	23,620	5,184
Total revenue, net	$48,140	$45,602	$2,538	$92,275	$87,059	$5,216
Customer mix
Academia and government	$19,120	$21,754	$(2,634)	$36,059	$38,886	$(2,827)
Biotechnology, pharmaceutical, distributor and contract research organizations	29,020	23,848	5,172	56,216	48,173	8,043
Total revenue, net	$48,140	$45,602	$2,538	$92,275	$87,059	$5,216
Distributors typically sell to end customers identified in other customer categories.
Known Trends, Events and Uncertainties
Our business, results of operations and financial condition are dependent on both domestic and global macroeconomic conditions.
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
Certain of our pharmaceutical and biotech customers based in the United States have been impacted by the difficult fundraising environment for small companies and generally high interest rates. We believe these factors contribute to longer sales cycles, which have in the past adversely impacted our operating results for certain quarterly periods, and may adversely affect our operating results in the future.
Since 2025, the U.S. government has made and continues to signal additional changes to existing U.S. trade policies, including imposing and announcing plans for tariffs on all U.S. trading partners, including China, and renegotiating or potentially terminating existing bilateral and multi-lateral trade agreements. In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed by the U.S. government under the International Emergency Economic Powers Act (“IEEPA”); following this ruling, we applied for certain tariff refunds, which have been received as of the date hereof. Certain foreign governments have announced or implemented retaliatory tariffs against U.S. goods and other non-tariff protectionist measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Although we cannot predict the ultimate extent to which the United States or other countries will impose quotas, duties, reciprocal tariffs, taxes, or other similar restrictions upon the import or export of our products, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business, the U.S. government’s imposition of tariffs as well as threatened and actual retaliatory tariffs against U.S. goods may have a negative impact on our revenue and costs in the future. The U.S. government recently increased tariffs rates applicable to certain imports from Singapore and China from 10% to 12.5%; while we do not currently anticipate a material impact on the Company’s results of operations, we cannot predict whether these or other tariff rates applicable to our supply chain will change further, or the ultimate impact any such changes may have on our business.
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
Product. Our product revenue primarily consists of sales of our instruments, including the Cytek Aurora, Northern Lights, Cytek Aurora Evo, Aurora CS, Aurora Borealis, Amnis and Guava systems, instrument accessories, such as loaders, and consumables, such as reagents. We offer multiple versions of our FSP systems with different price points based on the number of lasers integrated in the systems. We also derive revenue from sales of our conventional flow cytometry system, which is available for sale in China. We recognize product revenue when control of the instrument is transferred to the customer.
Service. Our service revenue primarily consists of post-warranty service contracts, installations and repairs which are recognized over time. Post-warranty service contracts are recognized ratably over the term of the contract and installations and repair services are recognized as they are delivered to the customer.
We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $48.1 million and $45.6 million for the three months ended June 30, 2026 and 2025, respectively, and $92.3 million and $87.1 million for the six months ended June 30, 2026 and 2025, respectively.
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
Gross profit is calculated as revenue less total cost of sales. Gross margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix changes among our instruments and service agreements, product mix changes between established products and new products, excess and obsolete inventories, and our cost structure for manufacturing operations relative to volume and product warranty obligations.
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

Results of operations
Comparison of the three and six months ended June 30, 2026 and 2025
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our unaudited interim consolidated results of operations and comprehensive loss data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Revenue, net:
Product	$32,556	$31,415	$61,335	$59,525
Service	15,584	14,187	30,940	27,534
Total revenue, net	48,140	45,602	92,275	87,059
Cost of sales:
Product	12,884	14,921	28,805	30,450
Service	6,916	6,814	13,876	12,585
Total cost of sales	19,800	21,735	42,681	43,035
Gross profit	28,340	23,867	49,594	44,024
Operating expenses:
Research and development	9,741	8,826	19,345	18,550
Sales and marketing	13,174	12,134	24,820	24,643
General and administrative	16,825	13,531	35,292	26,429
Total operating expenses	39,740	34,491	79,457	69,622
Loss from operations	(11,400)	(10,624)	(29,863)	(25,598)
Other income (expense):
Interest expense	(281)	(414)	(543)	(705)
Interest income	819	555	1,606	1,063
Other income (expense), net	(781)	3,708	(216)	7,199
Total other income (expense), net	(243)	3,849	847	7,557
Loss before income taxes	(11,643)	(6,775)	(29,016)	(18,041)
Provision for (benefit from) income taxes	515	(1,192)	2,008	(1,056)
Net loss	(12,158)	(5,583)	(31,024)	(16,985)
Foreign currency translation adjustment, net of tax	517	603	845	43
Unrealized loss on marketable securities	(147)	(33)	(348)	(98)
Net comprehensive loss	$(11,788)	$(5,013)	$(30,527)	$(17,040)

Total revenue, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenue, net
Product	$32,556	$31,415	$1,141	4%	$61,335	$59,525	$1,810	3%
Service	15,584	14,187	1,397	10%	30,940	27,534	3,406	12%
Total revenue, net	$48,140	$45,602	$2,538	6%	$92,275	$87,059	$5,216	6%
Total revenue, net increased by $2.5 million to $48.1 million, or 6%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Total revenue, net increased by $5.2 million to $92.3 million, or 6%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Product revenue increased by $1.1 million to $32.6 million, or 4%, and by $1.8 million to $61.3 million, or 3%, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, respectively. The higher revenue for the three and six months ended June 30, 2026 was primarily due to growth of instrument revenue in the United States, partially offset by lower instrument revenue in the EMEA, Rest of World, and APAC markets.

Service revenue increased $1.4 million to $15.6 million, or 10%, and by $3.4 million to $30.9 million, or 12%, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, respectively. The increase was primarily due to continued growth of the installed base with the related increase in service contracts and maintenance activity.
Total cost of sales, gross profit and gross margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Cost of sales:
Product	$12,884	$14,921	$(2,037)	(14)%	$28,805	$30,450	$(1,645)	(5)%
Service	6,916	6,814	102	1%	13,876	12,585	1,291	10%
Total cost of sales	$19,800	$21,735	$(1,935)	(9%)	$42,681	$43,035	$(354)	(1%)
Gross profit	$28,340	$23,867			$49,594	$44,024
Gross margin	59%	52%			54%	51%
Total cost of sales decreased by $1.9 million to $19.8 million, or 9%, and by $0.4 million to $42.7 million or 1%, for the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The decrease in cost of sales was primarily driven by a one-time $2.8 million reduction in cost of goods sold related to tariff refunds, partially offset by other product costs and higher service personnel costs.
Total gross profit margin was 59% and 52% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 54% and 51% for the six months ended June 30, 2026 and 2025, respectively. The increase in gross profit margin was primarily due to the recognition of a $2.8 million reduction in cost of goods sold related to tariff refunds, as well as lower service material costs in 2026 compared to 2025. Excluding the tariff refunds, total gross margin would have been 53% and 51% for the three and six months ended June 30, 2026, respectively. Overall, gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Product:
Revenue	$32,556	$31,415	$1,141	4%	$61,335	$59,525	$1,810	3%
Cost of sales	12,884	14,921	(2,037)	(14%)	28,805	30,450	(1,645)	(5%)
Product gross profit	$19,672	$16,494	$3,178	19%	$32,530	$29,075	$3,455	12%
Gross margin	60%	53%			53%	49%

Service:
Revenue	$15,584	$14,187	$1,397	10%	$30,940	$27,534	$3,406	12%
Cost of sales	6,916	6,814	102	1%	13,876	12,585	1,291	10%
Service gross profit	$8,668	$7,373	$1,295	18%	$17,064	$14,949	$2,115	14%
Gross margin	56%	52%			55%	54%

Product revenue for the three and six months ended June 30, 2026 increased by 4% and 3%, respectively, as compared to the three and six months ended June 30, 2025. Product cost of sales for the three months ended June 30, 2026, decreased by 14% and 5%, respectively, as compared to the same period in 2025, primarily due to a one-time $2.8 million reduction in cost of goods sold related to tariff refunds during the second quarter of 2026, and lower manufacturing overhead, partially offset by higher material costs, inventory reserves and scrap expenses.

Product gross profit for the three and six months ended June 30, 2026 increased 19% and 12%, respectively, as compared to the three and six months ended June 30, 2025. Product gross profit margins for the three and six months ended June 30, 2026 were 60% and 53%, respectively, as compared to 53% and 49% for the corresponding periods in 2025. The increases were primarily driven by the $2.8 million tariff refunds, offset by other costs mentioned above. Excluding the tariff refunds, product gross margin would have been 52% and 48% for three and six months ended June 30, 2026, respectively.

Service revenue for the three and six months ended June 30, 2026 increased 10% and 12%, respectively, as compared to the three and six months ended June 30, 2025. Service cost of sales for the three and six months ended June 30, 2026 increased by 1% and 10%, respectively, as compared to the same period in 2025. Service gross profit for the three and six months ended June 30, 2026 increased 18% and 14%, respectively, as compared to the three and six months ended June 30, 2025. Service gross margins for the three and six months ended June 30, 2026 were 56% and 55%, respectively, compared to 52% and 54% for the corresponding periods in 2025. The higher service gross margins in the three and six months ended June 30, 2026 compared to the corresponding periods in 2025, were mainly driven by lower service material costs.
Operating expenses
Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Research and development	$9,741	$8,826	$915	10%	$19,345	$18,550	$795	4%

Research and development expenses were $9.7 million and $19.3 million for the three and six months ended June 30, 2026, respectively, as compared to $8.8 million and $18.6 million for the three and six months ended June 30, 2025, respectively. The increase in expenses for the three months ended June 30, 2026 was primarily driven by higher personnel costs. The increase in expenses for the six months ended June 30, 2026 was primarily driven by higher outside services, personnel, and business expenses.
Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Sales and marketing	$13,174	$12,134	$1,040	9%	$24,820	$24,643	$177	1%

Sales and marketing expenses were $13.2 million and $24.8 million for the three and six months ended June 30, 2026, respectively, as compared to $12.1 million and $24.6 million for the three and six months ended June 30, 2025, respectively. The increase in expenses for the three months ended June 30, 2026 was primarily driven by higher severance, other personnel costs and higher advertising and marketing expenses.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
General and administrative	$16,825	$13,531	$3,294	24%	$35,292	$26,429	$8,863	34%

General and administrative expenses were $16.8 million and $35.3 million for the three and six months ended June 30, 2026, respectively, as compared to $13.5 million and $26.4 million for the three and six months ended June 30, 2025, respectively. The increase in expenses for the three months ended June 30, 2026 was primarily due to higher litigation-related expenses, and higher severance and other personnel costs. The increase in expenses for the six months ended June 30, 2026 was primarily due to higher litigation-related expenses, and also higher outside consulting expenses, bad debt reserves, severance, and other personnel costs.
While we are focused on controlling our general and administrative expenses, these may increase in absolute dollars in future periods to provide the infrastructure necessary to support the growth of the business.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Interest expense	$(281)	$(414)	$133	(32%)	$(543)	$(705)	$162	(23%)

Interest expense was $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively, as compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2025.

Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Interest income	$819	$555	$264	48%	$1,606	$1,063	$543	51%

Interest income was $0.8 million and $1.6 million for the three and six months ended June 30, 2026, respectively, as compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively. The increase in interest income was primarily attributable to the $0.2 million of interest income on Federal income tax refunds recognized in Q1 2026, and a change in mix of marketable securities toward a higher proportion of interest income generating securities during the three and six months ended June 30, 2026.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Other income (expense), net	$(781)	$3,708	$(4,489)	(121)%	$(216)	$7,199	$(7,415)	(103)%

Other income (expense), net was $0.8 million and $0.2 million for the three and six months ended June 30, 2026, respectively, as compared to other income (expense), net of $3.7 million and $7.2 million for the three and six months ended June 30, 2025, respectively. The decrease in other income (expense), net was primarily driven by an increase in realized and unrealized foreign exchange losses of $0.7 million and $1.8 million in the three and six months ended June 30, 2026, respectively, compared with a realized and unrealized foreign exchange gain of $1.6 million and $2.9 million in the three and six months ended June 30, 2025, respectively. Other factors reducing other income included a $1.6 million impairment charge on a non-marketable equity investment in an early-stage technology company incurred in the second quarter of 2026, as well as the year-over-year decline in interest rates and a change in mix of marketable securities toward a lower proportion of investment income generating securities.
Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Provision for (benefit from) income taxes	$515	$(1,192)	$1,707	(143)%	$2,008	$(1,056)	$3,064	(290)%

Provision for income taxes was $0.5 million and $2.0 million for the three and six months ended June 30, 2026, respectively, as compared to a benefit from income taxes of $1.2 million and $1.1 million for the three and six months ended June 30, 2025, respectively. The net increases of $1.7 million and $3.1 million for the three and six months ended June 30, 2026, respectively, were primarily due to the domestic valuation allowance established in the last quarter of 2025, which negates the tax benefit from losses within the U.S. jurisdiction for the current period.
Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of June 30, 2026 and December 31, 2025, we had approximately $262.0 million and $261.5 million, respectively, in cash and cash equivalents and marketable securities, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2030. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $20.9 million as of June 30, 2026.
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
Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(1,369)	$(17)
Investing activities	(20,057)	(6,961)
Financing activities	3,167	(14,147)
Effect of exchange rate changes on cash and cash equivalents	1,252	(2,149)
Net (decrease) in cash and cash equivalents	$(17,007)	$(23,275)
Operating activities
Net cash used in operating activities for the six months ended June 30, 2026 was $1.4 million. The primary factors affecting our operating cash flows during the period were our net loss of $31.0 million and our non-cash charges of $16.5 million, primarily consisting of stock-based compensation expense of $10.2 million, depreciation and amortization of $3.9 million, amortization of right-of-use assets of $1.9 million, provision for excess and obsolete inventory of $0.6 million, and provision for credit losses of $0.5 million, partially offset by a gain on investments, accretion and amortization, net of $2.6 million, and deferred income taxes of $0.2 million. The cash provided by changes in our operating assets and liabilities of $13.2 million in the six months ended June 30, 2026 was primarily due to a decrease in trade accounts receivable of $11.6 million due to seasonality, with our first quarter typically being lower than our fourth quarter, a decrease in prepaid expenses and other assets of $1.6 million, decrease in trade accounts payable of $2.1 million, decrease in operating lease liabilities of $1.9 million and a decrease in deferred revenue of $0.8 million. These amounts were partially offset by cash used from changes in our operating assets and liabilities, including an increase in inventories of $4.5 million and decrease in legal settlement liabilities of $0.6 million.
Net cash used in operating activities for the six months ended June 30, 2025 was $0.02 million. The primary factors affecting our operating cash flows during the period were our net loss of $17.0 million and our non-cash charges of $14.7 million, primarily consisting of stock-based compensation expense of $13.4 million, depreciation and amortization of $3.8 million, amortization of right-of-use assets of $2.1 million, and excess and obsolete inventory of $0.3 million, partially offset by a gain on investments, accretion and amortization, net of $3.1 million, and deferred income taxes of $2.4 million. The cash provided by changes in our operating assets and liabilities of $2.2 million in the six months ended June 30, 2025 were primarily due to a decrease in trade accounts receivable of $7.1 million due to seasonality, with our first quarter typically being lower than our fourth quarter, and increase in trade accounts payable of $1.2 million. These amounts were partially offset by cash used from changes in our operating assets and liabilities, including an increase in inventories of $5.1 million, a decrease in operating lease liabilities of $2.2 million, and decrease in legal settlement liabilities of $0.6 million.

Investing activities
Net cash used in investing activities during the six months ended June 30, 2026 was $20.1 million driven by purchases of marketable securities of $156.9 million and purchases of fixed assets and intangibles of approximately $4.4 million, partially offset by proceeds from maturities of marketable securities of $141.3 million.
Net cash used in investing activities during the six months ended June 30, 2025 was $7.0 million driven by purchase of marketable securities of $141.4 million, and purchase of property and equipment of approximately $2.5 million, partially offset by proceeds from maturities of marketable securities of $136.9 million.
Financing activities
Net cash provided by financing activities during the six months ended June 30, 2026 was $3.2 million, primarily driven by the proceeds from a line of credit of $5.1 million, partially offset by the repayment of loans of $2.5 million.
Net cash used in financing activities during the six months ended June 30, 2025 was $14.1 million, primarily driven by payments for the repurchase of shares of $15.1 million and the repayment of loans of $1.7 million, partially offset by the proceeds from a line of credit of $2.1 million.
Contractual Obligations and Commitments
During the six months ended June 30, 2026, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on February 26, 2026.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates if different assumptions and conditions apply. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2026. There were no material changes to our critical accounting policies during the three months ended June 30, 2026.
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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2026, we had approximately $262.0 million in cash and cash equivalents and short-term investments, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short-term commercial paper. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
•Our executive officers, directors, and principal stockholders and their respective affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
Risks Related to Our Business and Strategy
We have a limited operating history and only recently launched our commercial products, which may make it difficult to evaluate the prospects for our future viability and predict our future performance. We have limited experience marketing and selling our products.
We have a limited operating history and may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We launched our first core commercial product, the Cytek Aurora system, in June 2017. Our Cytek Northern Lights system was commercially launched in October 2018, our Cytek Aurora CS system was first commercially shipped in June 2021, we launched our Cytek Aurora Evo system in May 2025, and we announced in June 2026 the Cytek Borealis as an offering available via an early access program. Our limited commercial and operating history makes it difficult to evaluate our current business and predict our future performance. Although we have experienced significant revenue growth in prior periods, any assessment of our future revenue, profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in emerging and rapidly changing industries, including scaling up our infrastructure and headcount. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be materially and adversely affected.
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
Although we believe that we have stable relationships with our existing suppliers, we cannot assure you that we will be able to secure a stable supply of components and materials going forward. In the event that any adverse developments occur with our suppliers, in particular for those products that are sole-sourced, or if any of our suppliers modifies any of the components they supply to us, our ability to supply our products may be temporarily or permanently interrupted. Obtaining substitute components could be difficult, time- and resource-consuming and costly. Also, there can be no assurance that we will be able to secure a supply of alternative components at reasonable prices without experiencing interruptions in our business operations. In addition, we cannot assure you that our suppliers have obtained and will be able to obtain or maintain all licenses, permits and approvals necessary for their operations or comply with all applicable laws and regulations, and failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of components supplied to us.

Supply interruptions have in the past arisen and could arise in the future as a result of infectious disease outbreaks, shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions, adjustments to our inventory levels or other factors within and beyond our control, and such supply interruption risk is increased by the limited number of suppliers for certain of the components we use in our products. For example, in 2026, in anticipation of a potential future shortage in the supply of certain plastics used in our products, we placed additional purchase orders to secure supply over a longer time horizon than we would typically plan. Although we do not currently anticipate a delay in the supply of such materials, we have incurred, and may continue to incur, higher procurement costs in connection with these efforts, and there can be no assurance that such proactive measures will be sufficient to avoid future supply shortages or that the costs of such materials will not continue to increase. Our failure to maintain a continued supply of components that meets our quality control requirements for any reason, including changes to or termination of our agreements with key suppliers, or to enter into new agreements with other suppliers, particularly in the case of single or sole source suppliers, could result in the loss of access to important components and materials used in our products and impact our ability to manufacture and sell our products. Any delay or interruption in the supply of our materials could delay or suspend sales of our products and increase the costs of manufacturing our products, which could have an adverse effect on our business, financial condition and results of operations.
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
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. Beginning in 2025, the U.S. government has at times announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. For example, the U.S. government recently increased tariffs rates applicable to certain imports from Singapore and China from 10% to 12.5%; while we do not currently anticipate a material impact on the Company’s results of operations, we cannot predict whether these or other tariff rates applicable to our supply chain will change further, or the ultimate impact any such changes may have on our business. In the same timeframe, certain foreign governments have announced or implemented retaliatory tariffs against U.S. goods and other non-tariff protectionist measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, our components have been subject to previously imposed or proposed tariffs, which may increase our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. These tariffs, and the related geopolitical uncertainty between the United States and China, may cause decreased demand for our products, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders or purchasing products from our competitors. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we may import from China or other nations will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, certain Chinese biotechnology companies and contract manufacturing organizations have in the past and may in the future become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to our Wuxi facility. Such disruption could have adverse effects on the development of our product candidates and our business operations. Future actions or escalations by either the United States or China that affect trade relations may also negatively affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, CROs and clinical laboratories focused on cell analysis. Approximately 40% and 48% of our revenue came from sales to academic and government-owned institutions and 60% and 52% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended June 30, 2026 and 2025, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 40% and 48% of our revenue came from sales to academic and government-owned institutions in the three months ended June 30, 2026 and 2025, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of June 30, 2026, we had accrued approximately $1.4 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We currently rely on third-party vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. Additionally, our manufacturing operations in Fremont and San Diego, California; Wuxi, China; and Singapore require global shipping services that are subject to certain factors outside of our control, such as increased costs due to fuel surcharges or otherwise, delays passing through customs, disruptions to global shipping routes and fuel scarcity. Geopolitical conflicts and/or regional instability may impact any of the foregoing; for example, fuel surcharges have been announced and, in some cases implemented, by logistics vendors globally, in response to the ongoing and escalating conflicts in the Middle East, and such conflicts may also lead to delays or logistics difficulties in the future.
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
Our future sales will depend, in large part, on our ability to develop and substantially expand our sales infrastructure, particularly as we enter into new markets, roll out new solutions and applications and manage inbound interest from new customers. We distribute our products through our direct sales force and support organizations located in North America, Europe, China, and several countries in the Asia-Pacific region, and through distributors or sales agents in several countries in Europe, Latin America, the Middle East and the Asia-Pacific region. Our sales and marketing efforts are targeted at academic and governmental institutions, pharmaceutical and biotechnology companies, CROs and clinical laboratories focused on cell analysis. To continue driving adoption of our solutions and to support our global brand, we will need to further expand our sales infrastructure by hiring additional highly qualified and reputable sales representatives, technical applications specialists and customer support staff, in addition to increasing advertising efforts.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of June 30, 2026, there have been more than 4,200 peer-reviewed articles published relating to our FSP products since our first commercial launch in 2017, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
As of June 30, 2026, we had 682 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
It may be, and in certain cases has been, difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply-chain attacks.
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
Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI technologies. These obligations may make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. For example, the FTC has required other companies to disgorge valuable insights or trainings generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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
Including rights acquired in connection with the FCI Acquisition, as of June 30, 2026, we own 39 issued U.S. utility patents, 10 issued Japan utility patents, seven issued European utility patents, six issued China utility patents, one Canada utility patent, one India utility patent, two Australian utility patents, and three Singapore utility patents. We have 67 pending utility patent applications, including 44 utility patent applications in the United States, one international utility patent application, eight utility patent applications in the European Union, nine utility patent applications in China, and five utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2026 and 2044. Additionally, patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of June 30, 2026, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending utility patent applications and three pending invention patent applications, and our Wuxi subsidiary owns 45 issued utility patents and one issued invention patent and has nine pending utility patent applications and eight pending invention patent applications.
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
Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties or that we may jointly own with third parties in the future and are therefore reliant on our licensors or licensees, and may be reliant on future joint-owners, licensors or licensees, to protect certain of our intellectual property used in our business. If our joint-owners, licensors or licensees fail to adequately protect this intellectual property or if we do not have exclusivity for the marketing of our products, whether because our joint-owners or licensors do not grant us exclusivity or they do not enforce the intellectual property against our competitors, our ability to commercialize products could suffer. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
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
We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, shipping products, processing transactions, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. Our systems and the data contained on them are and have been subject to computer viruses, ransomware or other malware, attacks by computer hackers, social engineering (including phishing), supply-chain attacks, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely, and failures during the process of upgrading or replacing software, databases or components thereof. If the confidentiality, integrity, or availability of our systems or our data is compromised due to these, or any number of, causes ranging from catastrophic events and power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, including corruption of our data or release of our confidential information, which could have an adverse effect on our business. Furthermore, any breach in our information technology systems could lead to the unauthorized access, disclosure and use of non-public information, which may be protected by applicable laws. Any such access, disclosure, or other loss of information could require substantial expenditures to remedy and could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and damage to our reputation.
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
Our executive officers, directors and principal stockholders and their respective affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.
Our executive officers, directors, and holders of 5% or more of our common stock and their respective affiliates hold a significant amount of our common stock. These stockholders, if they choose to act together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10-b5-1 trading arrangement” or “non-Rule 10b-5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 6.    Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.2	07/27/2021
10.1	Severance Agreement and Consulting Agreement by and between Cytek Biosciences, Inc. and Valerie Barnett, dated July 9 and July 10, 2026.					X
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X
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

Cytek Biosciences, Inc.

Date: August 5, 2026	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)