Form 10-Q
period 2026-09-30
Cytek Biosciences, Inc.
filed 2026-11-04
CIK 1831915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________

FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The number of shares of Registrant’s Common Stock outstanding as of October 31, 2026 was 130,783,967.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Cytek Biosciences, Inc.
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$66,806	$90,853
Restricted cash	385	—
Marketable securities	189,093	170,676
Trade accounts receivable, net	59,190	62,509
Inventories	52,371	48,428
Prepaid expenses and other current assets	11,090	19,530
Total current assets	378,935	391,996
Property and equipment, net	20,614	18,009
Operating lease right-of-use assets	10,329	11,315
Goodwill	16,691	16,697
Intangible assets, net	14,028	16,821
Other noncurrent assets	5,548	6,704
Total assets	$446,145	$461,542
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,886	$6,410
Legal settlement liability, current	2,427	2,495
Accrued expenses	27,149	23,417
Other current liabilities	20,211	16,978
Deferred revenue, current	30,281	28,504
Total current liabilities	84,954	77,804
Legal settlement liability, noncurrent	5,885	6,786
Deferred revenue, noncurrent	18,744	18,339
Operating lease liability, noncurrent	12,776	14,042
Long-term debt	99	525
Other noncurrent liabilities	2,333	2,307
Total liabilities	124,791	119,803
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value; 1,000,000,000 authorized shares as of September 30, 2026 and December 31, 2025, respectively; 130,771,456 and 128,550,136 issued and outstanding shares as of September 30, 2026 and December 31, 2025, respectively	131	129
Additional paid-in capital	457,442	441,107
Accumulated deficit	(138,858)	(101,738)
Accumulated other comprehensive income	2,639	2,241
Total stockholders’ equity	321,354	341,739
Total liabilities and stockholders’ equity	$446,145	$461,542
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue, net:
Product	$37,161	$38,114	$98,496	$97,639
Service	16,068	14,179	47,008	41,713
Total revenue, net	53,229	52,293	145,504	139,352
Cost of sales:
Product	14,435	17,728	43,240	48,178
Service	7,588	7,014	21,464	19,599
Total cost of sales	22,023	24,742	64,704	67,777
Gross profit	31,206	27,551	80,800	71,575
Operating expenses:
Research and development	9,355	8,956	28,700	27,506
Sales and marketing	11,911	11,666	36,731	36,309
General and administrative	18,363	16,121	53,655	42,550
Total operating expenses	39,629	36,743	119,086	106,365
Loss from operations	(8,423)	(9,192)	(38,286)	(34,790)
Other income (expense):
Interest expense	(260)	(494)	(803)	(1,199)
Interest income	1,024	573	2,630	1,636
Other income (expense), net	751	1,344	535	8,543
Total other income (expense), net	1,515	1,423	2,362	8,980
Loss before income taxes	(6,908)	(7,769)	(35,924)	(25,810)
(Benefit from) provision for income taxes	(811)	(2,291)	1,197	(3,347)
Net loss	$(6,097)	$(5,478)	$(37,121)	$(22,463)
Net loss, basic and diluted	$(6,097)	$(5,478)	$(37,121)	$(22,463)
Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.29)	$(0.18)
Weighted-average shares used in calculating net loss per share, basic and diluted	130,358,484	127,547,859	129,514,036	127,604,317
Comprehensive loss:
Net loss	$(6,097)	$(5,478)	$(37,121)	$(22,463)
Foreign currency translation adjustment, net of tax	61	741	906	784
Unrealized gain (loss) on marketable securities	(161)	118	(509)	20
Net comprehensive loss	$(6,197)	$(4,619)	$(36,724)	$(21,659)
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2025	128,550,136	$129	$441,107	$(101,738)	$2,241	$341,739
Shares issued in connection with employee stock plans	647,968	1	20	—	—	21
Shares of Common Stock withheld related to net share settlement	(55,517)	(1)	(238)	—	—	(239)
Stock-based compensation	—	—	4,861	—	—	4,861
Unrealized loss on marketable securities	—	—	—	—	(201)	(201)
Foreign currency translation adjustment, net of tax	—	—	—	—	328	328
Net loss	—	—	—	(18,866)	—	(18,866)
Balances at March 31, 2026	129,142,587	$129	$445,750	$(120,604)	$2,369	$327,644
Shares issued in connection with employee stock plans	655,680	1	90	—	—	91
Proceeds from Employee Stock Purchase Plan	236,193	—	851	—	—	851
Shares of Common Stock withheld related to net share settlement	(51,707)	—	(184)	—	—	(184)
Stock-based compensation	—	—	5,339	—	—	5,339
Unrealized loss on marketable securities	—	—	—	—	(147)	(147)
Foreign currency translation adjustment, net of tax	—	—	—	—	517	517
Net loss	—	—	—	(12,158)	—	(12,158)
Balances at June 30, 2026	129,982,753	$130	$451,846	$(132,761)	$2,739	$321,954
Shares issued in connection with employee stock plans	844,964	1	1,007	—	—	1,008
Shares of Common Stock withheld related to net share settlement	(56,261)	—	(264)	—	—	(264)
Stock-based compensation	—	—	4,853	—	—	4,853
Unrealized loss on marketable securities	—	—	—	—	(161)	(161)
Foreign currency translation adjustment, net of tax	—	—	—	—	61	61
Net loss	—	—	—	(6,097)	—	(6,097)
Balances at September 30, 2026	130,771,456	$131	$457,442	$(138,858)	$2,639	$321,354

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2024	129,205,901	$129	$430,791	$(35,199)	$16	$395,737
Shares issued in connection with employee stock plans	500,830	1	38	—	—	39
Shares of Common Stock withheld related to net share settlement	(29,006)	—	(129)	—	—	(129)
Repurchase of shares	(2,078,583)	(2)	(10,625)	—	—	(10,627)
Stock-based compensation	—	—	6,630	—	—	6,630
Unrealized loss on marketable securities	—	—	—	—	(65)	(65)
Foreign currency translation adjustment, net of tax	—	—	—	—	(560)	(560)
Net loss	—	—	—	(11,402)	—	(11,402)
Balances at March 31, 2025	127,599,142	$128	$426,705	$(46,601)	$(609)	$379,623
Shares issued in connection with employee stock plans	545,702	1	65	—	—	66
Proceeds from Employee Stock Purchase Plan	292,212	—	703	—	—	703
Shares of Common Stock withheld related to net share settlement	(37,938)	(1)	(102)	—	—	(103)
Repurchase of shares	(1,214,005)	(1)	(4,509)	—	—	(4,510)
Stock-based compensation	—	—	6,791	—	—	6,791
Unrealized loss on marketable securities	—	—	—	—	(33)	(33)
Foreign currency translation adjustment, net of tax	—	—	—	—	603	603
Net loss	—	—	—	(5,583)	—	(5,583)
Balances at June 30, 2025	127,185,113	$127	$429,652	$(52,184)	$(38)	$377,557
Shares issued in connection with employee stock plans	721,661	1	136	—	—	137
Shares of Common Stock withheld related to net share settlement	(41,944)	—	(170)	—	—	(170)
Repurchase of shares	—	—	29	—	—	29
Stock-based compensation	—	—	5,638	—	—	5,638
Unrealized gain on marketable securities	—	—	—	—	118	118
Foreign currency translation adjustment, net of tax	—	—	—	—	741	741
Net loss	—	—	—	(5,478)	—	(5,478)
Balances at September 30, 2025	127,864,830	$128	$435,284	$(57,662)	$821	$378,571
The accompanying notes are an integral part of these unaudited interim consolidated financial statements

Cytek Biosciences, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(37,121)	$(22,463)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,987	5,683
Amortization of operating lease-right-of use assets	2,921	3,249
Stock-based compensation	15,054	19,058
Loss on disposal of property and equipment	234	355
Provision for credit losses	851	102
Provision for excess and obsolete inventory	831	467
Deferred income taxes	(183)	(5,019)
Gain on investments, accretion, and amortization, net	(3,424)	(4,461)
Interest expenses for accretion of the legal settlement liabilities	(105)	433
Other non-cash expense (income), net	1,835	—
Change in operating assets and liabilities:
Trade accounts receivable	1,537	6,514
Inventories	(4,708)	(7,295)
Prepaid expenses and other assets	4,739	695
Trade accounts payable	(1,444)	1,757
Accrued expenses and other liabilities	4,499	(739)
Legal settlement liabilities	(863)	(840)
Operating lease liabilities	1,017	(3,276)
Deferred revenue	2,523	1,865
Net cash (used in) operating activities	(5,820)	(3,915)
Cash flows from investing activities:
Purchases of marketable securities	(210,539)	(201,047)
Proceeds from maturities of marketable securities	194,595	216,106
Proceeds from sale of property and equipment	80	57
Purchase of property and equipment	(5,891)	(3,083)
Purchase of intangible assets	(103)	(74)
Net cash (used in) investing activities	(21,858)	11,959
Cash flows from financing activities:
Repayment of loan	(4,847)	(1,805)
Proceeds from Employee Stock Purchase Plan	851	703
Payments for taxes related to net share settlement of equity awards	(687)	(402)
Proceeds from issuance of common stock under employee stock plans	1,120	240
Proceeds from line of credit	6,169	4,166
Payments for repurchase of shares	—	(15,108)
Net cash provided by (used in) financing activities	2,606	(12,206)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,410	(1,303)
Cash, cash equivalents, and restricted cash:
Net (decrease) in cash, cash equivalents, and restricted cash	(23,662)	(5,465)
Cash, cash equivalents, and restricted cash at beginning of period	90,853	98,745
Cash, cash equivalents, and restricted cash at end of period	$67,191	$93,281
Supplemental disclosure of cash flow information:
Cash paid for taxes, net of refunds	$(3,033)	$25
Interest received on tax refunds	$(180)	$—
Non-cash investing and financing activities:
Fixed asset purchases in accounts payable or accrued purchases at period end	$44	$85
Transfer of inventory to property and equipment	$156	$122
Intangible asset in accounts payable or accrued expenses at period end	$—	$11
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,266	$3,947
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
The Company’s cash, cash equivalents, and restricted cash consist of money held in demand depository accounts and money market funds. The carrying amount of cash, cash equivalents, and restricted cash was $67.2 million and $90.9 million as of September 30, 2026 and December 31, 2025, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1 or Level 2 inputs, as applicable. The Company limits its credit risk associated with cash and cash equivalents by maintaining its bank accounts at major and reputable financial institutions. The Company’s cash and cash equivalents balance exceeded the federally insured limit of $250,000 as of September 30, 2026.
The following is a summary of cash, cash equivalents and restricted cash on the unaudited interim consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Cash	$21,932	$28,983
U.S. Treasury	1,985	16,434
Money market funds	40,900	45,436
Restricted cash	385	—
Commercial paper	1,989	—
Total cash, cash equivalents, and restricted cash	$67,191	$90,853
The Company classifies restricted cash as current on the accompanying unaudited interim consolidated balance sheets based on the expected timing of the release of the restrictions. The restricted cash supports Cytek Biosciences B.V.’s tender submissions when a potential customer requires a bank guarantee. Restricted cash was $0.4 million and zero as of September 30, 2026 and December 31, 2025, respectively.
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

Equity Investments. The Company’s equity investments consist of non-marketable equity investments in a privately held company. The Company’s non-marketable equity investments do not have readily determinable fair values. Therefore, the Company elects to apply the measurement alternative and record these investments at cost, less any impairment, plus or minus observable price changes in orderly transactions for identical or similar investments of the same issuer. Investment is included within other noncurrent assets on our unaudited interim consolidated balance sheets and adjustments to their carrying amounts are recorded in other income (expense), net in the unaudited interim consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2026, the Company recognized an impairment loss of approximately $1.6 million on its non-marketable equity investment after determining that the investment was impaired as of June 30, 2026. As a result, the carrying value of the investment was reduced to zero as of June 30, 2026, and the Company had no remaining non-marketable equity investments as of September 30, 2026.
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
The changes in the allowance for credit losses for the nine months ended September 30, 2026 were as follows (in thousands):

Balance at December 31, 2025	$729
Utilization of allowance for credit losses	—
Provision for credit losses	830
Balance at September 30, 2026	$1,559
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
Advertising costs
The cost of advertising, marketing and media is expensed as incurred. For the three and nine months ended September 30, 2026, advertising, marketing and media expenses were $0.7 million and $3.3 million, respectively. For the three and nine months ended September 30, 2025, advertising, marketing and media expenses were $0.8 million and $3.2 million, respectively.
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
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by sales channel mix and customer mix as defined by the nature of workflows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales channel mix
Direct sales channel	$42,303	$37,673	$105,774	$101,112
Distributor channel	10,926	14,620	39,730	38,240
Total revenue, net	$53,229	$52,293	$145,504	$139,352

Customer mix
Academia and government	$24,509	$17,791	$60,568	$56,677
Biotechnology, pharmaceutical, distributor and contract research organizations	28,720	34,502	84,936	82,675
Total revenue, net	$53,229	$52,293	$145,504	$139,352
Revenue by geographical markets is presented in Note 20.
Remaining performance obligations
The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2026 (in thousands):

	Less than 1 year	Greater than 1 year	Total
Product revenue	$863	$—	$863
Service revenue	29,418	18,744	48,162
Total revenue	$30,281	$18,744	$49,025
Contract balances
The Company had immaterial amounts of contract assets included within prepaid expenses and other current assets on the unaudited interim consolidated balance sheets. The following table provides information about deferred revenue from contracts with customers, and customer deposits (in thousands):

	September 30, 2026	December 31, 2025
Contract liabilities:
Deferred revenue, current	$30,281	$28,504
Deferred revenue, non-current	18,744	18,339
Customer deposits, which are included in 'Other current liabilities'	1,791	1,068
Total contract liabilities	$50,816	$47,912
The following provides a roll-forward of the contract liabilities (in thousands):

Contract liabilities
Balance at December 31, 2024	$42,708
Revenue recognized	(57,106)
Revenue deferred	62,310
Balance at December 31, 2025	$47,912
Revenue recognized	(47,215)
Revenue deferred	50,119
Balance at September 30, 2026	$50,816

5.    Balance sheet details
Inventories
The following table shows the components of inventory (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$23,134	$20,442
Work in progress	16,287	16,531
Finished goods	12,950	11,455
Total inventories	$52,371	$48,428
Prepaid expenses and other current assets
The following table shows the components of prepaid expenses and other current assets (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses:
Prepaid inventory	$1,100	$228
Prepaid insurance	730	884
Prepaid income tax	2,795	2,789
Other	2,183	3,034
Other current assets:
Tax refund receivable	1,014	5,410
Tenant improvement receivables	575	4,208
Other	2,693	2,977
Total prepaid expenses and other current assets	$11,090	$19,530
Accrued expenses
The following table shows the components of accrued expenses (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses:
Accrued compensation and related benefits	$13,248	$15,192
Professional service fees	8,820	3,306
Purchases	2,369	1,836
Product warranty	1,414	1,457
Other	1,298	1,626
Total accrued expenses	$27,149	$23,417

For the product warranty analysis refer to Note 18.
Other current liabilities
The following table shows the components of other current liabilities (in thousands):

	September 30, 2026	December 31, 2025
Other current liabilities:
Customer deposits	$1,791	$1,068
Income tax payable	2,560	3,067
Sales and use tax payable	3,687	3,216
Operating lease liability, current	3,459	2,880
Current portion of loan and line of credit	8,353	6,296
Other	361	451
Total other current liabilities	$20,211	$16,978
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

Description:	September 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$40,900	$40,900	$—	$—
U.S Treasury	1,985	1,985	—	—
Commercial paper	1,989	—	1,989	—
Short-term investments:
U.S. Treasury	149,249	149,249	—	—
Corporate bonds	20,052	—	20,052	—
Commercial paper	19,792	—	19,792	—
Total	$233,967	$192,134	$41,833	$—

Description:	December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$45,436	$45,436	$—	$—
U.S. Treasury	16,434	16,434	—	—
Short-term investments:
U.S. Treasury	133,097	133,097	—	—
Corporate bonds	23,182	—	23,182	—
Commercial paper	14,397	—	14,397	—
Total	$232,546	$194,967	$37,579	$—

The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 for any of the periods presented.
7.    Investments
The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of September 30, 2026 (in thousands):

	September 30, 2026
Marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$149,564	$—	$(315)	$149,249
Corporate bonds	20,102	—	(50)	20,052
Commercial paper	19,792	—	—	19,792
Total available-for-sale investments	$189,458	$—	$(365)	$189,093
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at September 30, 2026 (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
Mature in less than one year	$189,458	$189,093
Total	$189,458	$189,093

The following tables summarize the Company’s investments in available-for-sale securities by significant investment category reported as short-term as of December 31, 2025 (in thousands):

	December 31, 2025
Marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury	$132,975	$122	$—	$133,097
Corporate bonds	23,164	18	—	23,182
Commercial paper	14,397	—	—	14,397
Total available-for-sale investments	$170,536	$140	$—	$170,676
The following table summarizes the contractual maturities of the Company’s available-for-sale securities at December 31, 2025 (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Mature in less than one year	$170,536	$170,676
Total	$170,536	$170,676

8.    Property and equipment, net
The following table shows the components of property and equipment, net (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$12,559	$11,877
Leasehold improvements	7,555	3,518
Building and land	8,258	7,922
Construction in progress	753	1,417
Office and computer equipment	4,132	2,950
Furniture and fixtures	2,724	2,459
Total property and equipment	35,981	30,143
Less: accumulated depreciation	(15,367)	(12,134)
Property and equipment, net	$20,614	$18,009
Total depreciation expense for the three and nine months ended September 30, 2026 was $1.2 million and $3.4 million, respectively. Total depreciation expense for the three and nine months ended September 30, 2025 was $1.0 million and $2.9 million, respectively.
9.    Goodwill and intangible assets, net
The following table shows the components of intangible assets, net (in thousands):

	September 30, 2026	December 31, 2025
Patents and trademarks	$851	$1,077
Trade name	3,732	3,798
IP license	10,636	10,636
Customer relationships	11,384	11,390
Reagent license	1,803	1,800
Land use right	194	186
Total intangible assets	28,600	28,887
Less: accumulated amortization	(14,572)	(12,066)
Intangible assets, net	$14,028	$16,821
Goodwill	$16,691	$16,697
Total amortization expense for the three and nine months ended September 30, 2026 was approximately $0.9 million and $2.6 million, respectively. Total amortization expense for the three and nine months ended September 30, 2025 was approximately $0.9 million and $2.8 million, respectively. During the three and nine months ended September 30, 2026, there were no additions to goodwill, the only changes were minor foreign currency translation adjustments.
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
The patents in question were determined to have an average useful life of 18 months. Accordingly, beginning with the second quarter of 2022, the remaining contractual payments were classified as operating expenses as they were considered deferred litigation settlement. The Company recorded $0.2 million and $0.6 million of interest expense for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.8 million of interest expense for the three and nine months ended September 30, 2025, respectively, to accrete the present value discount of the payment streams over the payment period of ten years from the settlement date using the effective interest rate method. The Company made a one-time upfront payment and issued 2,087,545 shares of the Company’s common stock to BD during the year ended December 31, 2020. The Company recorded legal settlement liability on the unaudited interim consolidated balance sheets of $8.3 million and $9.3 million as of September 30, 2026 and December 31, 2025, respectively.
The following table shows the components of the legal settlement liability (in thousands):

	September 30, 2026	December 31, 2025
Current:
Legal settlement liability	$2,427	$2,495
Noncurrent:
Legal settlement liability	5,885	6,786
Total legal settlement liability	$8,312	$9,281
11.    Debt
On November 7, 2022, Cytek Wuxi entered a fixed asset loan agreement with Bank of Communications, China (the “Wuxi Loan”). The Wuxi Loan was denominated in Chinese renminbi and collateralized by Cytek Wuxi’s cash deposit to the bank. The deposit was in a separate account with Cytek Wuxi’s name, but the use of such account was restricted. The Company presented the deposit as restricted cash on the audited consolidated balance sheets as of December 31, 2022. In April 2023, the restricted cash account was released. The purchased building in Wuxi serves as collateral for the Wuxi Loan. The total loan amount was $2.9 million and the loan term is five years. As of September 30, 2026, the total outstanding loan amount is $0.7 million. The current portion of the loan, $0.6 million, is included in other current liabilities. As of September 30, 2026, the interest rate on the loan was 3.7%, which is based on the five-year Loan Prime Rate (LPR) plus a margin of 0.2%.
On October 24, 2024, the Company signed a maximum credit agreement with the Bank of China, Wuxi Branch (the “Bank of China Maximum Credit Agreement”), for 37 million Chinese renminbi (approximately US $5.2 million), which was renewed on August 26, 2025 and September 28, 2026. This credit is collateralized by Cytek Wuxi’s cash deposit to the bank. The 37 million Chinese renminbi (approximately US $5.2 million) can be borrowed, as needed, as a short-term loan for normal business operation requirements. Under the renewed Bank of China Maximum Credit Agreement, the line of credit is available until September 27, 2027. During the fourth quarter of 2024, the Company withdrew 20 million Chinese renminbi (approximately US $2.8 million) to support its operational needs. During the third quarter of 2025, the Company withdrew 15 million Chinese renminbi (approximately US $2.1 million) to support its operational needs. During the fourth quarter of 2025, the Company repaid the short-term loan of 20 million Chinese renminbi (approximately US $2.8 million) and withdrew 10 million Chinese renminbi (approximately US $1.4 million). In January 2026, the Company withdrew 10 million Chinese renminbi (approximately US $1.4 million) to support its operational needs. During the three months ended September 30, 2026, the Company repaid 15 million Chinese renminbi (approximately US $2.2 million) and withdrew an 7 million Chinese renminbi (approximately US $1.0 million). As of September 30, 2026, the remaining available credit was 10 million Chinese renminbi (approximately US $1.4 million), and the total outstanding loan balance of 27 million Chinese renminbi (approximately US $3.8 million) was included in other current liabilities. In October 2026, the Company withdrew an additional 8 million Chinese renminbi (approximately US $1.1 million) to support its operational needs.
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
On February 9, 2026, Cytek Wuxi entered into a one-year loan agreement with China Construction Bank Corporation, Wuxi Branch for 15 million Chinese renminbi (approximately US $2.2 million) at a fixed interest rate of 2.5%, with interest payable monthly. The Company drew the full loan amount in February 2026, and it is included in other current liabilities. The loan matures on February 9, 2027 and is used to pay operating expenses.
12.    Common stock
As of September 30, 2026, the Company has authorized 1,000,000,000 shares of common stock at $0.001 par value. Holders of common stock are entitled to one vote per share, and to receive dividends, only and if declared by the Company’s Board of Directors (the “Board”) and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders, subordinate to the rights, preferences and privileges of any outstanding preferred stock with respect to dividends and in connection with a liquidation, winding up and dissolution of the Company. The holders have no preemptive or other subscription rights.
13.    Stock-based compensation plan
Stock Plans
As of September 30, 2026, the Company had three stock-based compensation plans (the “Plans”) which are described below.
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
2021 Equity Incentive Plan
In July 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards, and other awards to employees, directors and consultants of the Company. The 2021 Plan became effective on July 22, 2021 in connection with the Company’s initial public offering (“IPO”). Upon the 2021 Plan’s effective date, there were 18,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the 2021 Plan will increase automatically by an amount equal to 4% of the number of shares of the Company’s common stock outstanding on the preceding December 31, unless the Company’s Board of Directors elects to authorize a lesser number of shares prior to the applicable January 1. As of September 30, 2026, the total number of shares of common stock available for issuance under the 2021 Plan was 25,161,487 shares.
2021 Employee Stock Purchase Plan
In July 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on July 22, 2021 in connection with the IPO. Upon the ESPP’s effective date, there were 2,000,000 shares of the Company’s common stock reserved for issuance thereunder. On January 1 of each year commencing after the effective date of the IPO and continuing through and including January 1, 2031, the number of shares of the Company’s common stock reserved for issuance under the ESPP will increase automatically by an amount equal to the lesser of (1) 1% of the number of shares of the Company’s common stock outstanding on the preceding December 31, (2) 5,000,000 shares and (3) a number of shares determined by the Board. As of September 30, 2026, the total number of shares of common stock available for issuance under the ESPP was 7,014,728 shares.
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
Stock Options
The following table shows stock option activity during the periods indicated (in thousands except share and per share data):

	Number of options outstanding	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2025	9,140,164	$7.91	6.82	$6,918
Options granted	1,715,304	4.29
Options exercised	(407,670)	2.74
Options forfeited	(881,270)	5.06
Options expired	(365,181)	11.92
Balance as of September 30, 2026	9,201,347	$7.58	6.04	$11,049
Options exercisable as of September 30, 2026	6,321,054	$8.82	4.82	$7,127
The weighted-average grant date fair value of options granted during the three months ended September 30, 2026 and 2025 was $2.93 and $2.17 per share, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $2.69 and $2.67 per share, respectively.
As of September 30, 2026, there was $8.5 million of unrecognized stock-based compensation expense related to unvested stock options. The unrecognized stock-based compensation expense is estimated to be recognized over a weighted-average period of 2.49 years.
The aggregate intrinsic value is calculated as the difference between the exercise price and the estimated fair value of the Company’s common stock as of September 30, 2026.
RSU Awards
The following table shows RSU awards activity during the periods indicated:

	Shares	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Unvested balance at December 31, 2025	4,567,103	$5.97	1.31	$23,064
Granted	4,389,831	4.28
Vested	(1,740,942)	6.11
Forfeited	(1,204,243)	5.12
Unvested balance at September 30, 2026	6,011,749	$4.87	1.49	$35,830

As of September 30, 2026, there was $26.9 million of unrecognized stock-based compensation expense related to unvested RSU awards. The unrecognized stock-based compensation expense is estimated to be recognized over a weighted-average period of 2.86 years.
Stock-based compensation expense
The following table shows the allocation of stock-based compensation expense related to the Company’s stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$711	$906	$2,175	$3,102
Research and development	1,048	1,106	3,103	4,106
Sales and marketing	704	1,002	2,260	3,443
General and administrative	2,390	2,624	7,516	8,408
Total stock-based compensation	$4,853	$5,638	$15,054	$19,059
The following table shows the weighted-average valuation assumptions used in determining the fair value of employee stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	6.08	5.0	6	5.99
Expected volatility	65%	67%	66%	66%
Risk-free interest rate	4%	4%	4%	4%
Dividend yield	—	—	—	—
The following table summarizes the weighted-average assumptions used in estimating the fair value of the ESPP for the current offering period using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	50%	73%	61%	73%
Risk-free interest rate	4%	4%	4%	4%
Dividend yield	—	—	—	—
14.    Employee benefit plans
The Company sponsors various retirement plans for its eligible U.S. and non-U.S. employees. For U.S. employees, the Company currently maintains a 401(k) retirement savings plan (“401(k) Plan”). The 401(k) Plan permits voluntary contributions by employees, a portion of which is matched by the Company. The Company’s contributions to the employee benefits plans were approximately $0.6 million and $1.7 million for the three and nine months ended September 30, 2026, respectively. The Company’s contributions to the employee benefits plans were approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2025, respectively.
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
The Company’s effective income tax rate from continuing operations was (3.3)% and 13.0% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2026, is lower than the U.S. federal statutory tax rate due to valuation allowance, which derecognizes deferred tax assets and related future tax benefits, partially offset by the impact of state income taxes, naked credits related to indefinitely lived goodwill, and the Company’s mix of earnings between various taxing jurisdictions. The Company’s effective income tax rate for the nine months ended September 30, 2025, was lower than the U.S. federal statutory tax rate primarily due to the impact of non-deductible stock-based compensation, the Company’s mix of earnings between various taxing jurisdictions, partially offset by a deduction for stock compensation, and federal and state research credits.
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
Results of operations:

The following table displays the benefit from income taxes for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
(Benefit from) provision for income taxes	$(811)	$(2,291)	$1,480	(65)%	$1,197	$(3,347)	$4,544	(136)%
Income tax benefit was $0.8 million for the three months ended September 30, 2026, as compared to an income tax benefit of $2.3 million for the three months ended September 30, 2025. The net increase in expense of $1.5 million for the three months ended September 30, 2026, was primarily due to the domestic valuation allowance established in the last quarter of 2025, which negates the tax benefit from losses within the U.S. jurisdiction for the current period.
Income tax expense was $1.2 million for the nine months ended September 30, 2026, as compared to an income tax benefit of $3.3 million for the nine months ended September 30, 2025. The net increase in expense of $4.5 million for the nine months ended September 30, 2026, was primarily due to domestic valuation allowance established in the last quarter of 2025, which negates the tax benefit from losses within the U.S. jurisdiction for the current period.
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
Operating lease cost is recognized on a straight-line basis over the lease term. The components of lease expense are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating lease cost	$2,922	$3,249
Short-term lease cost	75	34
Total lease cost	$2,997	$3,283

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$2,621	$3,144
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,266	$3,947

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets, net of amortization	$10,329	$11,315
Included in other current liabilities:
Operating lease liabilities, current	3,459	2,880
Operating lease liabilities, noncurrent	12,776	14,042
Total operating lease liabilities	$16,235	$16,922

Weighted-average remaining lease term - operating leases:	5.11	5.36

Weighted-average discount rate - operating leases:	4.7%	4.5%
Future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the balance sheet as of September 30, 2026 is as follows (in thousands):

Remainder of 2026	$990
2027	4,235
2028	3,800
2029	2,126
2030	1,640
Thereafter	7,284
Total lease payments	$20,075
Less imputed interest	(3,840)
Total present value of lease liabilities	$16,235
17.    Commitments and contingencies
Purchase Obligations
The Company has entered into non-cancelable arrangements with third parties, primarily related to cloud computing and other information technology services. As of September 30, 2026, future payments under these contractual obligations were as follows (in thousands):

Remainder of 2026	$376
2027	1,451
2028	110
Thereafter	11
Total Purchase Obligations	$1,948
Legal proceedings
From time to time, the Company is involved in legal proceedings and claims. The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a reasonable estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex legal theories, and/or the ongoing development of information important to the matters. In addition, damage amounts claimed in litigation or other matters may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of its potential liability. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Any legal proceeding is inherently uncertain, and the outcome of any proceeding is not determinable in advance. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimated. The assessment of a potential liability and the amount of accruals, if any, recorded are based on the information available at the time.
On August 14, 2024, Beckman Coulter, Inc. (“Beckman Coulter”) sued the Company in federal court in the District of Delaware (the “Beckman Coulter Litigation”), alleging that the Company’s Cytek Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products infringe U.S. Patent Nos. 10,330,582 and 11,703,443, each titled “Flow Cytometer.” On October 7, 2024, the Company filed an answer denying any liability and including a counterclaim against Beckman Coulter for false patent marking. On October 28, 2024, Beckman Coulter filed an answer to the counterclaim, denying liability. On January 9, 2025, Beckman Coulter filed a first amended complaint, further alleging that the Company’s Cytek Aurora flow cytometers, Aurora CS cell sorters, and Northern Lights and Northern Lights-CLC products also infringe U.S. Patent Nos. 12,174,106 and 12,174,107, each of which is also titled “Flow Cytometer” and related to the earlier asserted patents. On February 6, 2025, the Company filed an answer to the first amended complaint, denying any liability and including a counterclaim against Beckman Coulter for false patent marking. On February 27, 2025, Beckman Coulter filed an answer to the counterclaim, denying liability. Claim construction hearings were held on August 21, 2025 and September 17, 2025. At the second claim construction hearing, the court ordered Beckman Coulter to narrow the number of asserted claims, and Beckman Coulter dropped all asserted claims from U.S. Patent No. 12,174,106. In March 2026, the parties stipulated to dismissal without prejudice of the counterclaim for false patent marking. The parties filed summary judgment and Daubert motions in March 2026. In July 2026, the court granted the Company’s Daubert motions and denied both Beckman Coulter’s summary judgment motions and the Company’s summary judgment motions. A jury trial was held from August 17 through August 21, 2026. On August 21, 2026, the jury returned a verdict, finding in the Company’s favor on three of the four asserted patent claims, finding non-infringement and invalidity as to each of those three claims. With respect to one claim, the jury found no literal infringement but found infringement under the doctrine of equivalents. The jury awarded past damages through September 30, 2025 consisting of $20 million in lost profits and $36.11 million in royalties, and a judgment on the verdict was entered on September 15, 2026. The judgment is not final while post-trial motions remain pending, and the Company has identified grounds for relief through post-trial motions and appeal. On October 13, 2026, the Company filed post-trial motions, including a renewed motion for judgment as a matter of law of non-infringement and invalidity and, in the alternative, a motion for a new trial on certain issues, seeking to overturn the jury verdict. The Company may also pursue other available post-trial remedies, including potentially an appeal to the United States Court of Appeals for the Federal Circuit. On October 13, 2026, Beckman Coulter also filed post-trial motions seeking judgment as a matter of law or, in the alternative, a new trial on certain issues the jury decided in the Company’s favor, and seeking additional monetary relief, including pre- and post-judgment interest, supplemental damages for the period from October 1, 2025 through September 15, 2026, and an ongoing royalty through the expiration of U.S. Patent No. 10,330,582. The Company intends to file oppositions to the motions. Management’s estimate for the reasonably possible loss related to this matter includes the $56.11 million in damages awarded by the jury, plus potential pre- and post-judgment interest, supplemental damages for any period after September 30, 2025 not covered by the verdict, and any court-ordered ongoing royalty. The Company cannot currently reasonably estimate the amount of any such interest, supplemental damages or ongoing royalty, which will depend on, among other things, the court’s rulings on the parties’ post-trial motions. In addition, as the Company is a party to ongoing litigation, it is at least reasonably possible that the Company’s estimates will change in the near term, and the effect may be material. Given that the Company has concluded that the risk of loss from this matter is reasonably possible but not probable, the Company has not accrued a liability as a result of the jury verdict. The Company will continue to reassess this conclusion as the post-trial proceedings and any appeal progress.
18.    Product warranty
The following table shows the activity in the product warranty accrual included in accrued expenses on the unaudited interim consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Balance, beginning of the period	$1,457	$1,796
Accrual for current year warranties	918	1,098
Warranty cost incurred	(961)	(1,437)
Balance, end of period	$1,414	$1,457
19.    Net loss attributable to common stockholders per share
The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(6,097)	$(5,478)	$(37,121)	$(22,463)
Denominator
Weighted-average common shares outstanding, basic and diluted	130,358,484	127,547,859	129,514,036	127,604,317

Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.29)	$(0.18)

Because the Company had a net loss during the three months ended September 30, 2026 and 2025, 1.8 million and 1.2 million shares for the three months ended September 30, 2026 and 2025, respectively, were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Of these dilutive shares, approximately 0.9 million and 0.1 million shares related to RSUs, 0.8 million and 1.0 million shares related to stock options, and 0.02 million and 0.1 million shares related to the ESPP for the three months ended September 30, 2026 and 2025, respectively. Therefore, basic net loss per share is the same as diluted net loss per share.

The Company had a net loss during the nine months ended September 30, 2026 and 2025, 1.8 million and 1.4 million shares for the nine months ended September 30, 2026 and 2025, respectively, were dilutive, but were not included in the computation of diluted net loss per share because their inclusion would have been anti-dilutive. Of these dilutive shares, approximately 0.9 million and 0.09 million shares related to RSUs, 0.9 million and 1.2 million shares related to stock options, and 0.01 million and 0.1 million shares related to the ESPP for the nine months ended September 30, 2026 and 2025, respectively. Therefore, basic net loss per share is the same as diluted net loss per share.

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
The following table reflects the Company’s significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue, net:
Product	$37,161	$38,114	$98,496	$97,639
Service	16,068	14,179	47,008	41,713
Total revenue, net	$53,229	$52,293	$145,504	$139,352
Cost of sales (excluding stock-based compensation)	20,831	23,355	61,085	63,219
Amortization - license & IP expense	481	481	1,443	1,455
Sales (excluding stock-based compensation)	8,752	8,208	26,607	24,646
Marketing (excluding stock-based compensation)	2,455	2,456	7,866	8,221
Research and development (excluding stock-based compensation)	8,307	7,850	25,597	23,401
General and administrative (excluding stock-based compensation)	15,973	13,498	46,139	34,140
Stock-based compensation expense	4,853	5,638	15,054	19,059
Other segment items	(2,326)	(3,715)	(1,166)	(12,326)
Net loss	$(6,097)	$(5,478)	$(37,121)	$(22,463)
Other segment items include other income (expenses) and interest income (expenses).

The Company sells its products worldwide and attributes revenue to the geography where the product is delivered. The geographical distribution of revenue for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$30,351	$27,201	$82,958	$69,630
EMEA	12,505	12,385	34,574	36,260
APAC	8,304	11,143	23,970	27,901
Other	2,069	1,564	4,002	5,561
Total revenue, net	$53,229	$52,293	$145,504	$139,352
EMEA includes Europe, the Middle East and Africa; APAC includes Asia and the Pacific countries; Other includes Canada and Latin America.
For revenue, a major country is defined as a group of customers in a country with combined revenue of greater than 10% of consolidated revenue or as otherwise deemed significant. Revenue in China was approximately $4.3 million and $12.7 million for the three and nine months ended September 30, 2026, respectively, and was approximately $5.3 million and $14.2 million for the three and nine months ended September 30, 2025, respectively. China is separately presented for comparative purposes, as its revenue exceeded 10% of consolidated revenue in the prior-year periods. Other than the United States and China, no other country represented greater than 10% of the Company’s consolidated net sales or was otherwise deemed significant. For the three and nine months ended September 30, 2026 and 2025, the Company had no major customers that represented more than 10% of the Company’s total revenue. No customer represented more than 10% of net accounts receivable as of September 30, 2026 and 2025.
As of September 30, 2026 and December 31, 2025, the Company’s long-lived assets by geographic area were as follows (in thousands):

	September 30, 2026	December 31, 2025
United States	$10,638	$7,978
EMEA	403	425
APAC	9,573	9,606
Total	$20,614	$18,009
As of September 30, 2026 and December 31, 2025, most of the Company’s long-lived assets were located in the United States and in Wuxi, China.

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
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
Total revenue for the three and nine months ended September 30, 2026 was $53.2 million and $145.5 million, respectively, representing a 2% and 4% increase over the three and nine months ended September 30, 2025 of $52.3 million and $139.4 million, respectively.
To date, we have adopted a direct sales model in North America, Europe, China, and several other countries in the Asia-Pacific region, and sell our products through third-party distributors in certain countries in Europe, Latin America, the Middle East, Africa and the Asia-Pacific region. Revenue from direct sales represented 79% and 73% of total revenue for the three and nine months ended September 30, 2026, respectively, and 72% and 73% of total revenue for the three and nine months ended September 30, 2025, respectively. Revenue from distributors represented 21% and 27% of total revenue for the three and nine months ended September 30, 2026, respectively, and 28% and 27% of total revenue for the three and nine months ended September 30, 2025, respectively.
We focus a substantial portion of our resources on developing new products and solutions to meet our customers’ needs. Our research and development efforts focus on developing new and complementary instruments, reagents and reagent kits, and continued operating software development. We incurred research and development expenses of $9.4 million and $28.7 million for the three and nine months ended September 30, 2026, respectively, and $9.0 million and $27.5 million for the three and nine months ended September 30, 2025, respectively. We intend to continue to make significant investments in research and development in the future.
We expect to continue to invest in our commercial infrastructure through hiring additional employees with strong scientific and technical backgrounds to support growth in our instrument sales as well as our planned expansion of reagents offerings and panel design capabilities. We also plan to continue to invest in sales, marketing and business development across the globe to drive commercialization of our products. We incurred sales and marketing expenses of $11.9 million and $36.7 million for the three and nine months ended September 30, 2026, respectively, and $11.7 million and $36.3 million for the three and nine months ended September 30, 2025, respectively.
Since our inception in 2014, we have financed our operations primarily through sales of our securities and revenue from the sale of our products and services.
Our net loss was $6.1 million and $37.1 million for the three and nine months ended September 30, 2026, respectively, and $5.5 million and $22.5 million for the three and nine months ended September 30, 2025, respectively. The change for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, resulted primarily from an increase in revenues and gross profit as well as an increase in operating expenses.
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
Key factors affecting our results of operations and future performance
We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described under the heading “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
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

Expansion into new markets
We focus our research and development efforts on the greatest value-additive products to meet the growing and unmet needs of the research and clinical markets. We work closely with researchers, clinicians and scientists to optimize and implement new panels and applications to meet their specific needs. We also gain valuable insight on potential new products, new applications and enhancements to existing products, as well as biomarker combinations that would be beneficial in different fields, through collaborations with our customers, academic laboratories, key opinion leaders (“KOLs”) and industry partners. We plan to continue to invest in new product development and enhancements to support our expansion into new markets.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2026	2025	Dollar Change	2026	2025	Dollar Change
Sales channel mix
Direct sales channel	$42,303	$37,673	$4,630	$105,774	$101,112	$4,662
Distributor channel	10,926	14,620	(3,694)	39,730	38,240	1,490
Total revenue, net	$53,229	$52,293	$936	$145,504	$139,352	$6,152
Customer mix
Academia and government	$24,509	$17,791	$6,718	$60,568	$56,677	$3,891
Biotechnology, pharmaceutical, distributor and contract research organizations	28,720	34,502	(5,782)	84,936	82,675	2,261
Total revenue, net	$53,229	$52,293	$936	$145,504	$139,352	$6,152
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
We expect our revenue to increase in absolute dollars as we expand our sales organization and sales territories, broaden our customer base, and expand awareness of our products with new and existing customers. Our revenue was $53.2 million and $52.3 million for the three months ended September 30, 2026 and 2025, respectively, and $145.5 million and $139.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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

Results of operations
Comparison of the three and nine months ended September 30, 2026 and 2025
The results of operations presented below should be reviewed in conjunction with the unaudited interim consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth our unaudited interim consolidated results of operations and comprehensive loss data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Revenue, net:
Product	$37,161	$38,114	$98,496	$97,639
Service	16,068	14,179	47,008	41,713
Total revenue, net	53,229	52,293	145,504	139,352
Cost of sales:
Product	14,435	17,728	43,240	48,178
Service	7,588	7,014	21,464	19,599
Total cost of sales	22,023	24,742	64,704	67,777
Gross profit	31,206	27,551	80,800	71,575
Operating expenses:
Research and development	9,355	8,956	28,700	27,506
Sales and marketing	11,911	11,666	36,731	36,309
General and administrative	18,363	16,121	53,655	42,550
Total operating expenses	39,629	36,743	119,086	106,365
Loss from operations	(8,423)	(9,192)	(38,286)	(34,790)
Other income (expense):
Interest expense	(260)	(494)	(803)	(1,199)
Interest income	1,024	573	2,630	1,636
Other income (expense), net	751	1,344	535	8,543
Total other income (expense), net	1,515	1,423	2,362	8,980
Loss before income taxes	(6,908)	(7,769)	(35,924)	(25,810)
(Benefit from) provision for income taxes	(811)	(2,291)	1,197	(3,347)
Net loss	(6,097)	(5,478)	(37,121)	(22,463)
Foreign currency translation adjustment, net of tax	61	741	906	784
Unrealized gain (loss) on marketable securities	(161)	118	(509)	20
Net comprehensive loss	$(6,197)	$(4,619)	$(36,724)	$(21,659)

Total revenue, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Revenue, net
Product	$37,161	$38,114	$(953)	(3%)	$98,496	$97,639	$857	1%
Service	16,068	14,179	1,889	13%	47,008	41,713	5,295	13%
Total revenue, net	$53,229	$52,293	$936	2%	$145,504	$139,352	$6,152	4%
Total revenue, net increased by $0.9 million to $53.2 million, or 2%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Total revenue, net increased by $6.2 million to $145.5 million, or 4%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Product revenue decreased by $1.0 million to $37.2 million, or 3%, and increased by $0.9 million to $98.5 million, or 1%, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended

September 30, 2025, respectively. The lower product revenue for the three months ended September 30, 2026 was primarily due to lower sales in APAC, partially offset by higher U.S. and EMEA revenue. The higher product revenue for the nine months ended September 30, 2026 was primarily due to higher U.S. sales, offset partially by lower revenue in EMEA, APAC and Rest of World markets.
Service revenue increased $1.9 million to $16.1 million, or 13%, and by $5.3 million to $47.0 million, or 13%, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, respectively. The increase was primarily due to continued growth of the installed base with the related increase in service contracts and maintenance activity.
Total cost of sales, gross profit and gross margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Cost of sales:
Product	$14,435	$17,728	$(3,293)	(19)%	$43,240	$48,178	$(4,938)	(10)%
Service	7,588	7,014	574	8%	21,464	19,599	1,865	10%
Total cost of sales	$22,023	$24,742	$(2,719)	(11%)	$64,704	$67,777	$(3,073)	(5%)
Gross profit	$31,206	$27,551			$80,800	$71,575
Gross margin	59%	53%			56%	51%
Total cost of sales decreased by $2.7 million to $22.0 million, or 11%, and by $3.1 million to $64.7 million or 5%, for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025. The decrease in cost of sales for the three months ended September 30, 2026 was due to lower product cost of sales primarily resulting from lower overhead, material and tariff costs. The decrease for the nine months ended September 30, 2026 was due to lower product cost of sales, primarily driven by a one-time $2.8 million tariff refund and lower product overhead costs, partially offset by other product costs and higher service personnel costs.
Total gross profit margin was 59% and 53% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 56% and 51% for the nine months ended September 30, 2026 and 2025, respectively. The increase in gross profit margin for the three months ended September 30, 2026 was due to lower product cost of sales. The increase for the nine months ended September 30, 2026 was also due to lower product cost of sales, primarily due to a $2.8 million tariff refund and lower manufacturing overhead costs. Service cost of sales increased at a slower rate than service revenue primarily due to lower service material costs. Excluding the tariff refunds recognized in the quarter ended June 30, 2026, total gross margin would have been 54% for the nine months ended September 30, 2026. Overall, gross profit margin depends on many factors, including market conditions that might affect our pricing; services; product mix changes between instrument configurations; excess and obsolete inventories; our cost structure for manufacturing operations relative to volume, freight costs and product support.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Product:
Revenue	$37,161	$38,114	$(953)	(3%)	$98,496	$97,639	$857	1%
Cost of sales	14,435	17,728	(3,293)	(19%)	43,240	48,178	(4,938)	(10%)
Product gross profit	$22,726	$20,386	$2,340	11%	$55,256	$49,461	$5,795	12%
Gross margin	61%	53%			56%	51%

Service:
Revenue	$16,068	$14,179	$1,889	13%	$47,008	$41,713	$5,295	13%
Cost of sales	7,588	7,014	574	8%	21,464	19,599	1,865	10%
Service gross profit	$8,480	$7,165	$1,315	18%	$25,544	$22,114	$3,430	16%
Gross margin	53%	51%			54%	53%

Product revenue decreased by 3% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, and increased by 1% for the nine months ended September 30, 2026, as compared to nine months ended September 30, 2025. Product cost of sales for the three and nine months ended September 30, 2026 decreased by 19% and 10%, respectively, as compared to the same period in 2025. The decrease in cost of sales for the three months ended September 30, 2026 was primarily attributable to lower manufacturing overhead, including lower compensation expenses and lower material costs. The decrease for the nine months ended September 30, 2026 was reflective of the same factors as well as a one-time $2.8 million reduction in cost of sales from tariff refunds recognized in the second quarter of 2026.
Product gross profit for the three and nine months ended September 30, 2026 increased 11% and 12%, respectively, as compared to the three and nine months ended September 30, 2025. Product gross profit margins for the three and nine months ended September 30, 2026 were 61% and 56%, respectively, as compared to 53% and 51%, respectively, for the three and nine months ended September 30, 2025. The increases were primarily driven by the decreases in cost of sales discussed above and, for the nine-month period ending September 30, 2026, the $2.8 million tariff refunds described above. Excluding the impact of this tariff refund, product gross margin would have been 53% for the nine months ended September 30, 2026.
Service revenue for the three and nine months ended September 30, 2026 increased 13% and 13%, respectively, as compared to the three and nine months ended September 30, 2025. Service cost of sales for the three and nine months ended September 30, 2026 increased by 8% and 10%, respectively, as compared to the same period in 2025. Service gross profit for the three and nine months ended September 30, 2026 increased 18% and 16%, respectively, as compared to the three and nine months ended September 30, 2025. Service gross margins for the three and nine months ended September 30, 2026 were 53% and 54%, respectively, compared to 51% and 53%, respectively, for the three and nine months ended September 30, 2025. The higher service gross margin in the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was mainly driven by slower growth in service overhead costs compared to the rate of revenue growth. For the nine months ended September 30, 2026, the higher service gross margin was primarily due to lower material costs.
Operating expenses
Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Research and development	$9,355	$8,956	$399	4%	$28,700	$27,506	$1,194	4%

Research and development expenses were $9.4 million and $28.7 million for the three and nine months ended September 30, 2026, respectively, as compared to $9.0 million and $27.5 million for the three and nine months ended September 30, 2025, respectively. The increase in expenses for the three months ended September 30, 2026 was primarily driven by higher personnel costs, offset by lower engineering expenses. The increase in expenses for the nine months ended September 30, 2026 was primarily driven by higher outside services, personnel, and business expenses.
Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Sales and marketing	$11,911	$11,666	$245	2%	$36,731	$36,309	$422	1%

Sales and marketing expenses were $11.9 million and $36.7 million for the three and nine months ended September 30, 2026, respectively, as compared to $11.7 million and $36.3 million for the three and nine months ended September 30, 2025, respectively. The increase in expenses for the nine months ended September 30, 2026 was primarily driven by higher severance, other personnel costs, and higher advertising and marketing expenses.
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
General and administrative	$18,363	$16,121	$2,242	14%	$53,655	$42,550	$11,105	26%

General and administrative expenses were $18.4 million and $53.7 million for the three and nine months ended September 30, 2026, respectively, as compared to $16.1 million and $42.6 million for the three and nine months ended September 30, 2025, respectively. The increase in expenses for the three months ended September 30, 2026 was primarily due to higher litigation-related expenses, offset partially by lower compensation and severance expenses, and the non-recurrence of a write-off of deferred offering costs in the prior period. The increase in expenses for the nine months ended September 30, 2026 was primarily due to higher litigation-related expenses, and bad debt reserves, offset by lower severance and other personnel costs, and the non-recurrence of the write-off in the prior period mentioned above.
While we are focused on controlling our general and administrative expenses, these may increase in absolute dollars in future periods to provide the infrastructure necessary to support the growth of the business.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Interest expense	$(260)	$(494)	$234	(47%)	$(803)	$(1,199)	$396	(33%)

Interest expense was $0.3 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, as compared to $0.5 million and $1.2 million for the three and nine months ended September 30, 2025. The decrease in interest expense during the three and nine months ended September 30, 2026 was primarily attributable to interest expense incurred during the third quarter of 2025 in connection with a California state tax audit covering the years 2022 through 2024.
Interest income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Interest income	$1,024	$573	$451	79%	$2,630	$1,636	$994	61%

Interest income was $1.0 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, as compared to $0.6 million and $1.6 million for the three and nine months ended September 30, 2025, respectively. For the three months and nine months ended September 30, 2026, the increase in interest income was primarily driven by a change in mix of marketable securities toward a higher proportion of interest income generating securities. Additionally, for the nine months ended September 30, 2026, the increase in interest income was primarily attributable to the $0.2 million of interest income on Federal income tax refunds recognized in the first quarter of 2026.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
Other income (expense), net	$751	$1,344	$(593)	(44)%	$535	$8,543	$(8,008)	(94)%

Other income (expense), net was $0.8 million for the three months ended September 30, 2026, compared to other income (expense), net of $1.3 million for the three months ended September 30, 2025. The decrease in other income (expense), net was primarily driven by a reduction in investment and other income of $0.9 million, offset by a reduction in realized and unrealized foreign exchange losses of $0.4 million compared in the prior year period. Other income (expense), net was $0.5 million for the nine months ended September 30, 2026, compared to $8.5 million for the nine months ended September 30, 2025. The decrease in other income (expense) was primarily driven by $2.3 million of foreign exchange losses in the current period compared to $2.0 million of foreign exchange gains in the prior period, $4.5 million of investment and other income in the current period compared to $6.6 million in the prior period, driven by a change in mix of marketable securities toward a lower proportion of investment income generating securities and a $1.6 million impairment charge on a non-marketable equity investment in an early-stage technology company incurred in the second quarter of 2026.

Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands, except percentages)	2026	2025	Amount	%	2026	2025	Amount	%
(Benefit from) provision for income taxes	$(811)	$(2,291)	$1,480	(65)%	$1,197	$(3,347)	$4,544	(136)%
Income tax benefit was $0.8 million for the three months ended September 30, 2026, as compared to an income tax benefit of $2.3 million for the three months ended September 30, 2025. Income tax expense was $1.2 million for the nine months ended September 30, 2026, as compared to an income tax benefit of $3.3 million for the nine months ended September 30, 2025. The net increase in expenses of $1.5 million and $4.5 million for the three and nine months ended September 30, 2026 was primarily due to the domestic valuation allowance established in the last quarter of 2025, which negates the tax benefit from losses within the U.S. jurisdiction for the current period.
Liquidity and capital resources
Overview
To date, our primary sources of capital have been through sales of our securities and revenue from the sale of our products and services. As of September 30, 2026 and December 31, 2025, we had approximately $256.3 million and $261.5 million, respectively, in cash, cash equivalents, restricted cash, and marketable securities, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short term commercial paper.
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
In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2030. Under the terms of the leases, we are responsible for certain expenses related to operations, maintenance, repairs and management fees. Future minimum lease payments under non-cancelable operating leases totaled $20.1 million as of September 30, 2026.
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

Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(5,820)	$(3,915)
Investing activities	(21,858)	11,959
Financing activities	2,606	(12,206)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,410	(1,303)
Net (decrease) in cash, cash equivalents, and restricted cash	$(23,662)	$(5,465)
Operating activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $5.8 million. The primary factors affecting our operating cash flows during the period were our net loss of $37.1 million and our non-cash charges of $24.0 million, primarily consisting of stock-based compensation expense of $15.1 million, depreciation and amortization of $6.0 million, amortization of right-of-use assets of $2.9 million, provision for credit losses of $0.9 million and provision for excess and obsolete inventory of $0.8 million, partially offset by a gain on investments, accretion and amortization, net of $3.4 million, and deferred income taxes of $0.2 million. The cash provided by changes in our operating assets and liabilities of $7.3 million in the nine months ended September 30, 2026 was primarily due to a decrease in prepaid expenses and other assets of $4.7 million, an increase in accrued expenses and other liabilities of $4.5 million, a decrease in trade accounts receivable of $1.5 million due to seasonality, with our first quarter typically being lower than our fourth quarter, an increase in deferred revenue of $2.5 million, and an increase in operating lease liabilities of $1.0 million. These amounts were partially offset by cash used from changes in our operating assets and liabilities, including an increase in inventories of $4.7 million, a decrease in trade accounts payable of $1.4 million, and decrease in legal settlement liabilities of $0.9 million.
Net cash used in operating activities for the nine months ended September 30, 2025 was $3.9 million. The primary factors affecting our operating cash flows during the period were our net loss of $22.5 million and our non-cash charges of $19.9 million, primarily consisting of stock-based compensation expense of $19.1 million, depreciation and amortization of $5.7 million, amortization of right-of-use assets of $3.2 million, and excess and obsolete inventory of $0.5 million, partially offset by deferred income taxes of $5.0 million, and a gain on investments, accretion and amortization, net of $4.5 million. The cash used in changes in our operating assets and liabilities of $1.3 million in the nine months ended September 30, 2025 were primarily due to an increase in inventories of $7.3 million, a decrease in operating lease liabilities of $3.3 million, and a decrease in legal settlement liabilities of $0.8 million, and an increase in prepaid expenses and other assets of $0.7 million. These amounts were partially offset by cash provided from changes in our operating assets and liabilities, including a decrease in trade accounts receivable of $6.5 million, an increase in deferred revenue of $1.9 million, and an increase in trade accounts payable of $1.8 million.
Investing activities
Net cash used in investing activities during the nine months ended September 30, 2026 was $21.9 million driven by purchases of marketable securities of $210.5 million and purchases of fixed assets and intangibles of approximately $6.0 million, partially offset by proceeds from maturities of marketable securities of $194.6 million.
Net cash provided by investing activities during the nine months ended September 30, 2025 was $12.0 million driven by proceeds from maturities of marketable securities of $216.1 million, proceeds from sale of property and equipment of $0.1 million, partially offset by the purchase of marketable securities of $201.0 million, and purchase of property and equipment of approximately $3.2 million.
Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was $2.6 million, primarily driven by the proceeds from a line of credit of $6.2 million and proceeds from issuance of common stock under employee stock plans of $1.1 million, partially offset by the repayment of loans of $4.8 million.
Net cash used in financing activities during the nine months ended September 30, 2025 was $12.2 million, primarily driven by payments for the repurchase of shares of $15.1 million and the repayment of loans of $1.8 million, partially offset by the proceeds from a line of credit of $4.2 million.

Contractual Obligations and Commitments
During the nine months ended September 30, 2026, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition” which is contained in our Form 10-K and filed with the SEC on February 26, 2026.
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
Critical accounting policies, significant judgments and use of estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim consolidated financial statements and notes to the unaudited interim consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates if different assumptions and conditions apply. A summary of our critical accounting policies is presented in our audited financial statements and notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 26, 2026. There were no material changes to our critical accounting policies during the three months ended September 30, 2026.
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
Interest rate risk
The market risk inherent in our financial instruments and in our financial condition represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2026, we had approximately $256.3 million in cash, cash equivalents, restricted cash, and marketable securities, which were primarily held in U.S. short-term bank deposit accounts, money market funds, U.S. Treasury notes, Federal agency security notes, and short-term commercial paper. The primary objective of our investment is to preserve principal and provide liquidity. These money market funds and bank deposits generate interest income at variable rates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in legal proceedings and claims. See Note 17 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding the Beckman Coulter Litigation (as defined in Note 17), in which Beckman Coulter, Inc. (“Beckman Coulter”) has asserted patent infringement claims against us.
On October 8, 2026, we filed a complaint with the United States International Trade Commission (the “ITC”) under Section 337 of the Tariff Act of 1930, as amended, against Beckman Coulter and Beckman Coulter Biotechnology (Suzhou) Co., Ltd. The complaint alleges that certain of Beckman Coulter’s spectral flow cytometry products, including its mosaic 88 and mosaic 63 detection modules, infringe U.S. Patent Nos. 12,754,128, 12,487,167 and 10,739,245 owned by us, and seeks a limited exclusion order and cease-and-desist orders barring the importation and sale of the accused products in the United States. As of the date of this filing, the ITC has not yet determined whether to institute an investigation.
On October 16, 2026, we filed a complaint against Beckman Coulter in the United States District Court for the District of Delaware, alleging infringement of U.S. Patent Nos. 12,754,128, 12,487,167, 11,913,868 and 10,739,245 owned by us and seeking damages, including enhanced damages for willful infringement, and preliminary and permanent injunctive relief. We intend to vigorously pursue our claims in both proceedings. The ITC and Delaware proceedings are separate from the Beckman Coulter Litigation, in which Beckman Coulter is the plaintiff and different patents are at issue.
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
Our customer base includes academic and government institutions, pharmaceutical and biotechnology companies, CROs and clinical laboratories focused on cell analysis. Approximately 46% and 34% of our revenue came from sales to academic and government-owned institutions and 54% and 66% of our revenue came from sales to pharmaceutical and biotechnology companies, distributors and CROs in the three months ended September 30, 2026 and 2025, respectively. Our success will depend upon our ability to increase our market penetration. We cannot guarantee that we will be able to further penetrate our existing markets or that these markets will be able to sustain our current and future product and service offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.
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
Approximately 46% and 34% of our revenue came from sales to academic and government-owned institutions in the three months ended September 30, 2026 and 2025, respectively. Much of their funding was, in turn, provided by various state, federal and foreign government agencies. In the near term, we expect that a large portion of our revenue will continue to be derived from sales to academic and government-owned institutions. As a result, the demand for our solutions may depend upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
We provide a one-year assurance-type warranty on our instruments. Existing and future warranties place us at the risk of incurring future repair and/or replacement costs. At the time revenue is recognized, we establish an accrual for estimated warranty expenses based on historical data and trends of product reliability and costs of repairing and replacing defective products. We exercise judgment in estimating the expected product warranty costs, using data such as the actual and projected product failure rates, estimated repair costs, freight, material, labor and overhead costs. While we believe that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates, or alternatively, improved quality and reliability in our products and consumables could result in actual expenses that are below those currently estimated. As of September 30, 2026, we had accrued approximately $1.4 million in expenses relating to product warranty accruals. Substantial amounts of warranty claims could have an adverse effect on our business, financial condition and results of operations.
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
We rely on a significant base of peer-reviewed publications to showcase and validate the importance and application of our technology in academic and clinical research settings. As of September 30, 2026, there have been more than 4,500 peer-reviewed articles published relating to our FSP products since our first commercial launch in 2017, including many published in prominent journals, using data generated by our technology across a wide range of key scientific research areas, including immunology and inflammation, infectious diseases, immuno-oncology, oncology and others. We believe that expanding the base of these publications, and otherwise developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our solutions and attracting new customers. Such publications and other brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our solutions.
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
As of September 30, 2026, we had 703 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
As part of our growth strategy, we plan to seek approval to offer one or more of our systems for clinical use in the United States and/or in other countries. In the United States, before we can market a new medical device, or a new use of, new claim for or significant modification to an existing product, we must first receive either clearance under Section 510(k) of the FDCA, or approval of a premarket approval (“PMA”) application from the FDA, unless an exemption applies. The process of obtaining approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to products or result in limitations on the indicated uses of products. There can be no assurance that we will receive the required approvals or clearances for any new products or for modifications to our existing products on a timely basis or that any approval or clearance will not be subsequently withdrawn or conditioned upon extensive post-market study requirements. Moreover, even if we receive FDA clearance or approval of new products or modifications to existing products, we will be required to comply with extensive regulations relating to the development, research, clearance, approval, distribution, marketing, advertising and promotion, manufacture, adverse event reporting, recordkeeping, import and export of such products, which may substantially increase our operating costs and have a material impact on our business, profits and results of operations. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters, fines, injunctions, civil penalties, termination of distribution, recalls or seizures of products, delays in the introduction of products into the market, total or partial suspension of production, refusal to grant future clearances or approvals, withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products, and in the most serious cases, criminal penalties. Occurrence of any of the foregoing could harm our reputation, business, financial condition, results of operations and prospects.
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
Over the last several years, the U.S. government has shut down several times, including the government shutdown from October 1, 2025 until November 12, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Even the threat of a government shutdown or prolonged budget negotiation uncertainty may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact the liquidity or trading volume of our securities and our customers’ ability to finance and/or purchase our products. Accordingly, a federal government shutdown—or uncertainty regarding the continuity of government operations—could have a material adverse effect on our business, results of operations, and stock price.
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
Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal information) and regulate automated decision making, which may be incompatible with our use of AI technologies. These obligations may make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. For example, the Federal Trade Commission (“FTC”) has required other companies to disgorge valuable insights or trainings generated through the use of AI technologies where they allege the company has violated privacy and consumer protection laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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
•various state laws govern the privacy and security of personal information, including the CCPA, which became effective January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches;
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

Achieving and sustaining compliance with applicable federal and state anti-fraud and abuse laws may prove costly. If we or our employees are found to have violated any of the above laws we may be subjected to substantial criminal, civil and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action or investigation against us for the violation of these healthcare fraud and abuse laws, even if successfully defended, could result in significant legal expenses and could divert our management’s attention from the operation of our business. Companies settling FCA, Anti-Kickback Statute or civil monetary penalties law cases also may enter into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General (the “OIG”), to avoid exclusion from participation (such as loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs on companies to ensure compliance. Defending against any such actions can be costly, time-consuming and may require significant personnel resources, and may harm our business, financial condition and results of operations.
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
Including rights acquired in connection with the FCI Acquisition, as of September 30, 2026, we own 44 issued U.S. utility patents, 11 issued Japan utility patents, six issued European utility patents, six issued China utility patents, one Canada utility patent, two Australian utility patents, and three Singapore utility patents. We have 69 pending utility patent applications, including 43 utility patent applications in the United States, two international utility patent applications, nine utility patent applications before the European Patent Office, ten utility patent applications in China, and five utility patent applications in Japan. Assuming all maintenance fees are paid, the U.S. issued patents are expected to naturally expire between years 2027 and 2044. Additionally, patents covering intellectual property relating to design specific technologies invented by our researchers in Shanghai and Wuxi, China are filed in China and owned by our China subsidiaries, respectively. As of September 30, 2026, our Shanghai subsidiary owns 12 issued utility patents and eight issued invention patents and has two pending utility patent applications and three pending invention patent applications, and our Wuxi subsidiary owns 45 issued utility patents and one issued invention patent and has nine pending utility patent applications and eight pending invention patent applications.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”),

enacted in September 2011, the United States transitioned to a first to file system in which, assuming that other requirements for patentability are met, the first applicant to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 15, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our current and any future products.
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
The flow cytometry industry is highly competitive and dynamic. Due to the focused research and development being conducted by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, we have been and, in the future, could become subject to intellectual property-related litigation and proceedings relating to our or third-party intellectual property and proprietary rights. See Note 17 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding legal proceedings.
Any litigation, regardless of its outcome, is inherently uncertain, involves a significant dedication of resources, including time and capital, and diverts management’s attention from our other activities. As a result, any current or future claims, allegations, or challenges by or against third parties, whether eventually decided in our favor or settled, could materially adversely affect our business, financial condition and results of operations. Such litigation and proceedings may cause us to incur significant expense, including the payment of damages, settlement payments and/or royalty payments. For example, in February 2018, BD filed suit against us and certain of our employees in the United States District Court for the Northern District of California asserting a number of claims against us, including misappropriation of trade secrets and copyright infringement. In October 2020, we entered into a settlement agreement with BD resulting in a dismissal of all claims and a release of all claims between the parties. Pursuant to the settlement agreement with BD, we are required to make certain payments to BD, including royalty payments on sales of certain of our products. Additionally, in August 2024, Beckman Coulter, Inc. (“Beckman Coulter”) filed suit against us in federal court in the District of Delaware (the “Beckman Coulter Litigation”), alleging that certain of our products infringe its patents. As further discussed in Note 17 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, a jury trial was held in August 2026. The jury awarded past damages consisting of $20 million in lost profits and $36.11 million in royalties. Beckman Coulter has also moved for pre- and post-judgment interest, supplemental damages and an ongoing royalty, none of which has been awarded. While we believe the jury’s infringement finding and damages award are not legally or factually supported and are pursuing post-trial motions and other available remedies, there can be no assurances that such efforts will be successful. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves or possible losses for ongoing legal proceedings involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, there can be no assurance that an adverse outcome will not occur, and any such outcome could have a material adverse effect on our business, financial condition and results of operations. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our financial condition and cash flows. See Note 17 to our unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
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
We may also be subject to claims that current or former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arising from conflicting obligations of employees, consultants or others who are involved in developing our current and any future products. Litigation may be necessary to defend against these and other claims challenging inventorship of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our current and any future products. If we were to lose exclusive ownership of such intellectual property, other owners may be able to license their rights to other third parties, including our competitors. We also may be required to obtain and maintain licenses from third parties, including parties involved in any such disputes. Such licenses may not be available on commercially reasonable terms, or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of one or more of our current and any future products. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could harm our business, financial condition and results of operations.
In the event that any third party claims that we infringe its patents or that we are otherwise employing its proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed by our current and any future products, which could harm our ability to commercialize any product we may develop and any other technologies covered by the asserted third-party patents. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe third-party intellectual property rights, including patents, and we are unsuccessful in demonstrating that such patents or other intellectual property rights are invalid or unenforceable, such third parties may be able to block our ability to commercialize the applicable products or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay significant license fees and/or royalties, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same technology. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our current and any future products, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.
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
•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer or by a majority of the total number of authorized directors;
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
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel have devoted and will continue to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The additional costs we incur as a public company could negatively affect our business, financial condition and results of operations.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 6.    Exhibits

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-40632	3.1	07/27/2021
3.2	Amended and Restated Bylaws	8-K	001-40632	3.1	09/29/2026
10.1	Severance Agreement and Consulting Agreement by and between Cytek Biosciences, Inc. and Valerie Barnett, dated July 9 and July 10, 2026.	10-Q	001-40632	10.1	8/5/2026
10.2	Offer Letter by and between Cytek Biosciences, Inc. and Philippe Busque dated August 18, 2026					X
10.3	Second Amended and Restated Severance Benefit Plan					X
31.1	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

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

Cytek Biosciences, Inc.

Date: November 4, 2026	By:	/s/ Wenbin Jiang
Wenbin Jiang, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ William McCombe
William McCombe
Chief Financial Officer (Principal Financial and Accounting Officer)